Form 10-Q
period 1998-06-30
LIBERTY GROUP PUBLISHING INC
filed 1998-08-14
CIK 1056464

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
         JUNE 30, 1998                                   333-46957
         -------------

                         LIBERTY GROUP PUBLISHING, INC.
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                   36-4197635
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

3000 DUNDEE ROAD, NORTHBROOK, ILLINOIS                        60062
(Address of Principal Executive                            (Zip Code)
          Offices)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (847) 272-2244


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X  NO
                                                ----    -----

                               TABLE OF CONTENTS



PART I          FINANCIAL INFORMATION                                                                PAGE
                ---------------------                                                                ----
  Item     1.   Unaudited Interim Consolidated Financial Statements
                Unaudited Consolidated Balance Sheets at June 30, 1998
                  and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
                Unaudited Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 1998 and June 30, 1997. . . . . . . . . . . . . . 2
                Unaudited Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and June 30, 1997. . . . . . . . . . . . . . . . . . . 3
                Notes to the Unaudited Interim Consolidated Financial
                  Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
  Item     2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . 7

PART II         OTHER INFORMATION
                -----------------
  Item     2.   Changes in Securities and Use of Proceeds . . . . . . .. . . . . . . . . . . . . . . . 11
  Item     4.   Submission of Matters to a Vote of Security Holders . .. . . . . . . . . . . . . . . . 11
  Item     6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

SIGNATURE PAGE.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                         LIBERTY GROUP PUBLISHING, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                       Successor   Predecessor
                                       30-Jun-98    31-Dec-97
                                      ------------------------
                                             (Unaudited)
Cash and cash equivalents             $   4,296      $   1,452
Accounts receivable, net                 11,090         10,308
Inventory                                 2,147          1,947
Prepaid expenses                            328            278
Other current assets                         38              -
                                      ---------      ---------
Total current assets                     17,899         13,985

Property, plant and equipment, net       22,042         20,503
Intangible assets, net                  310,744         75,212
Other assets                                614              -
                                      ---------      ---------
Total assets                          $ 351,299      $ 109,700
                                      =========      =========

Current portion of long-term
liabilities                           $       -      $     338
Accounts payable                          2,370          1,119
Accrued charges                          11,515          2,223
Deferred revenue                          4,987          4,411
                                      ---------      ---------
Total current liabilities                18,872          8,091

Long term debt
Senior subordinated note                180,000              -
Senior discount debentures               53,020              -
Long-term liabilities, less current
 portion                                  1,070            706
Deferred income taxes                         -          1,764
                                      ---------      ---------
Total liabilities                       252,962         10,561

Senior mandatory redeemable
 preferred stock                         47,865              -
Junior mandatory redeemable
 preferred stock                         51,105              -
                                      ---------      ---------
Total mandatory redeemable
 preferred stock                         98,970              -

Common stock                                  -              -
Additional paid in capital                8,000              -
Accumulated deficit                      (8,634)             -
Net assets                                    -         99,139
                                      ---------      ---------
Total stockholders' equity (deficit)       (634)        99,139

                                      ---------      ---------
Total liabilities and stockholders'
 equity                               $ 351,299      $ 109,700
                                      =========      =========


                 See accompanying notes to financial statements

                         LIBERTY GROUP PUBLISHING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                             -----------------------  -----------------------
                             Successor   Predecessor  Successor   Predecessor
                                1998        1997         1998        1997
                             -----------------------  -----------------------
                                   (Unaudited)              (Unaudited)

Revenues
   Advertising                 $ 19,230     $ 17,830    $ 35,321     $ 33,188
   Circulation                    5,466        5,268      10,787       10,506
   Job printing and other         1,847        2,299       3,421        4,183
                              ---------     --------    --------     --------
Total revenues                   26,543       25,397      49,529       47,877

Operating expenses
   Operating costs               10,331        9,666      19,821       18,982
   Selling, general and
   administrative                 8,624        7,492      15,930       14,188
   Depreciation and
   amortization                   2,717        1,844       5,800        3,663
                              ---------     --------    --------     --------
Income from operations            4,871        6,395       7,978       11,044

   Interest expense               6,086        2,638      11,059        5,276
   Amortization of debt issue
   costs                            350                      583
                              ---------     --------    --------     --------
Income (loss) before
income taxes                     (1,565)       3,757      (3,664)       5,768
   Income taxes                       -        1,620           -        2,488
                              ---------     --------    --------     --------
Net income (loss)              $ (1,565)    $  2,137    $ (3,664)    $  3,280
                               ========     ========    ========     ========



          See accompanying notes to consolidated financial statements.

                         LIBERTY GROUP PUBLISHING, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                   ------------------------------
                                                                      Successor    Predecessor
                                                                        1998          1997
-------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                   $  (3,664)    $   3,280
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                        5,800         3,663
     Accretion of senior discount notes                                   2,498             -
  Changes in assets and liabilities, net of amounts arising
  from acquisitions
     Working capital - net                                                9,135         7,602
     Other assets                                                          (614)            -
     Deferred revenue                                                       576            50
                                                                      ---------     ---------
Net cash provided by operating activities:                               13,731        14,595
                                                                      ---------     ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                (325)         (528)
  Acquisitions                                                         (330,077)            -
                                                                      ---------     ---------
Net cash used in investing activities                                  (330,402)         (528)
                                                                      ---------     ---------
Cash flows from financing activities:
  Proceeds from issuing long term debt                                  221,217             -
  Proceeds from issuing preferred stock                                  91,750             -
  Proceeds from issuing common stock                                      8,000             -
  Intercompany with Hollinger/APC                                             -       (13,558)
                                                                      ---------     ---------
Net cash provided by (used in) financing activities:                    320,967       (13,558)
                                                                      ---------     ---------

Net increase in cash and cash equivalents                                 4,296           509
Cash and cash equivalents, at beginning of period                             -         1,768
                                                                      ---------     ---------
Cash and cash equivalents, at end of period                           $   4,296     $   2,277
                                                                      =========     =========


                 See accompanying notes to financial statements

                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Publishing, Inc. ("LGP") was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc.("Hollinger"). LGP is a holding company for its wholly-owned subsidiary Liberty Group Operating, Inc ("Operating Company"). The interim consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 should be read in conjunction with the December 31, 1997 audited combined financial statements of the Company included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (File No. 333-46957).

On January 27, 1998, the Company acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Acquisition"). The initial purchase price including fees and expenses was $317 million. The effective date of the Acquisition was January 1, 1998.

The Company has accounted for the Acquisition using the purchase method of accounting. Accordingly, the costs of the Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The costs of certain intangible assets acquired of $290 million are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying financial statements of Successor are not directly comparable to those of Predecessor.

The results of operations and cash flows of the Predecessor have been consolidated with those of the Company from January 1, 1998, the effective date upon which the Company and APC agreed as to the change of control of the newspapers to the Company.

In addition, during the first six months of 1998, the Company acquired certain other newspapers. The purchase price of such newspapers as well as the results of their operations were not material to the Company financial statements.

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

(3) STOCKHOLDERS' EQUITY

LGP has the authority to issue up to 21,255,000 shares of capital stock, of which 21,175,000 shares are designated as Preferred Stock, par value $0.01 per share, and 80,000 shares are designated as Common Stock, $0.01 per share. The Acquisition, including the payment of related fees and expenses, was financed in part from the proceeds of (i) $45.0 million from the issuance and sale of
1.8 million shares of 14.75% Senior Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock"), (ii) $49.0 million from the issuance and sale of 49,000 shares of 10% Series B Junior Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock"), and (iii) $8.0 million from the issuance and sale of 80,000 shares of Common Stock. 10% of the Common Stock is owned by the Company's senior management team.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which have been summarized in the Company's Registration Statement on Form S-4, SEC file number 333-46957. The historical financial data of the Company for the period before January 1, 1998 refers to the operations of the Company when it was owned by American Publishing Company ("APC"), a wholly owned subsidiary of Hollinger International, Inc. Effective January 1, 1998 the Company purchased substantially all of the assets and assumed certain liabilities that were used in the business of publishing and distributing certain local newspapers ("the Acquisition"). Certain information in this section includes forward-looking statements pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters.

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

     RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

     Total Revenues. Total revenues for the quarter ended June 30, 1998 increased by $1.1 million, or 4.5%, to $26.5 million from $25.4 million for the quarter ended June 30, 1997. The increase in total revenues for the quarter was comprised of a $1.4 million increase in advertising revenue and a $0.2 million increase in circulation revenue, offset by a $0.5 decrease in job printing and other revenue.

     Total revenues for the six months ended June 30, 1998 increased by $1.7 million, or 3.5%, to $49.5 million. The increase in total revenues for the six months ended June 30, 1998 was comprised of a $2.1 million increase in advertising revenue and a $0.3 increase in circulation revenue, offset by a $0.7 decrease in job printing and other revenue.

     Operating Costs. Operating costs for the quarter ended June 30, 1998 were $10.3 million which was an increase of $0.7 million over the quarter ended June 30, 1997. This increase was primarily driven by higher newsprint prices, and by the increase in the minimum wage that went into effect in September of 1997.

Operating costs for the six months ended June 30, 1998 were $19.8 million which was an increase of $0.8 million over the six months ended June 30, 1997. This increase was primarily driven by higher newsprint prices, and by the increase in the minimum wage that went into effect in September of 1997.

     Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 1998 increased by $1.1 million, to $8.6 million from $7.5 million for the quarter ended June 30, 1997. The increase in selling, general and administrative expenses during the quarter ended June 30, 1998 was primarily due to increases in management costs associated with becoming an independent company of $0.4 million, including management fees paid to the controlling stockholder, and by the increase in the minimum wage that went into effect in September of 1997.

Selling, general and administrative expenses for the six months ended June 30, 1998 increased by $1.7 million, to $15.9 million from $14.2 million for the six months ended June 30, 1997. The increase in selling, general and administrative expenses for the six months ended June 30, 1998 was primarily due to increases in management costs associated with becoming an independent company of $0.8 million, including management fees paid to the controlling stockholder, and by the increase in the minimum wage that went into effect in September of 1997.

     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 1998 increased by $0.9 million, to $2.7 million from $1.8 million for the quarter ended June 30, 1997, as a result of the Acquisition and subsequent write-up in basis of assets acquired.

Depreciation and amortization expense for the six months ended June 30, 1998 increased by $2.1 million, to $5.8 million from $3.7 million for the six months ended June 30, 1997, as a result of the Acquisition and subsequent write-up in basis of assets acquired.

     EBITDA. EBITDA for the quarter ended June 30, 1998 decreased by $0.6 million, to $7.6 million from $8.2 million for the quarter ended June 30, 1997. The decrease in EBITDA during the quarter ended June 30, 1998 was primarily due to higher administrative expenses, and the effect of the increase in the minimum wage.

EBITDA for the six months ended June 30, 1998 decreased by $0.9 million, to $13.8 million from $14.7 million for the six months ended June 30, 1997. The decrease in EBITDA during the six months ended June 30, 1998 was primarily due to higher administrative expenses, increased newsprint costs, and the effect of the increase in the minimum wage.


     Net Income (Loss). The Company incurred a net loss of $1.5 million for the quarter ended June 30, 1998, due primarily to higher depreciation and amortization expenses, increased interest expense, and higher administrative expenses associated with becoming a stand alone company.

For the six months ended June 30, 1998, the Company incurred a net loss of $3.6 million due primarily to higher depreciation and amortization expenses, increased interest expense, and higher administrative expenses associated with becoming a stand alone company.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows From Operating Activities. Net cash provided by operating activities for the six months ended June 30, 1998 decreased by $0.9 million to $13.8 million compared with $14.7 million for the six months ended June 30, 1997. The decrease in net working capital was caused by higher expenses associated with becoming an independent company.

     Cash Flows From Investing Activities. Net cash used in investing activities for the six months ended June 30, 1998 reflect the acquisition of substantially all of the Company's tangible and intangible assets, plus associated fees and expenses and is not comparable to the prior period. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures, but will continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

     Cash Flows From Financing Activities. Net cash flows from financing activities for the six months ended June 30, 1998 reflect the initial capitalization of the Company through the issuance of Common Stock, Junior Preferred Stock, Senior Preferred Stock, Senior Discount Debentures, and Senior Subordinated Notes, all net of associated fees, and is not directly comparable to the prior year. The Company accrues paid in kind dividends on both its Senior and Junior Preferred Stock and does not expect to pay cash dividends in the foreseeable future.

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

     LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the six months ended June 30, 1998 was $11 million including non-cash interest of $2.5 million, in addition, amortization of financing costs was $0.6 million. As of June 30, 1998, LGP had $228.7 million (net of cash) of outstanding indebtedness, $99.0. million of mandatory redeemable preferred stock and a stockholder's deficit of 0.6 million. As of June 30, 1998, the ratio of outstanding indebtedness to total capitalization of LGP was .70 to 1. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1998, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest and principal on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

     Year 2000. The Company had evaluated its internal software and computer systems and believes its costs associated with addressing, and risk of operational disruption from internal software systems failures relating to it, Year 2000 issues will be minimal.

     Recent Acquisitions. In pursuit of its strategy of acquiring local publications, the Company consummated several acquisitions during the six months ended June 30, 1998, including; the Carbondale News, a weekly newspaper in Carbondale, Pennsylvania with a circulation of approximately 5,000 and the Moscow/Hamlin Villager, a 6,000 circulation weekly newspaper in Hamlin, Pennsylvania. The Kansas City Kansan, a daily newspaper in Wynadotte County, Kansas with a paid circulation of approximately 12,500, and the Journal-Herald, a weekly publication in Shawnee, Kansas with a circulation of approximately 19,000. The Dwight Star and Herald, Emington Joker, Gardner Chronicle, Courier Press, and the Odell Times, weekly newspapers with average circulation of about 5,500 and The Register, a 9,000 circulation shopper, all located in and around Dwight, Illinois, The Business Record, a 15,000 circulation business journal in Syracuse, New York. The Gridley Herald a 3,500 circulation weekly and The Gridley Shopping News, a 11,500 circulation shopper in Gridley, California. The Corning-Elmira Pennysaver, a 34,500 circulation shopper in Painted Post, New York. Each of these purchases will be accounted for using the purchase method of accounting.

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

Part II

ITEM 2. Changes in Securities and Use of Proceeds.

     On January 27, 1998, LGP issued (i) 80,000 shares of its Common Stock to Green Equity Investors II, L.P., an investment partnership managed by Leonard Green & Partners, L.P., for $8,000,000. Leonard Green & Partners, L.P. then sold 8,000 shares, or 10%, of its Common Stock to members of management of the Company. These shares were issued in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), since, to the knowledge of the Company, Green is an "accredited investor" (within the meaning of Rule 501 promulgated under the Securities Act), and the other persons who purchased securities were executives of the Company.


ITEM 4. Submission of Matters to a Vote of Securities Holders.

     None

ITEM 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits:
                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                          DESCRIPTION
 -------                         -----------
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

 27      Financial Data Schedule

 * Incorporated by reference to the exhibits included in the Company's Registration Statement on Form S-4 (Registration No.:
         333-46957)

  (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the six months ended June 30, 1998.

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