Form 10-Q
period 1999-03-31
LIBERTY GROUP PUBLISHING INC
filed 1999-05-17
CIK 1056464

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
   MARCH 31, 1999                                                333-46957

                         LIBERTY GROUP PUBLISHING, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                                36-4197635
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS                      60062
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO

                                TABLE OF CONTENTS

PART I                FINANCIAL INFORMATION                                                                     PAGE

   Item          1    Unaudited Interim Consolidated Financial Statements

                      Unaudited Consolidated Balance Sheets at March 31, 1999 and December 31, 1998 ...........     1

                      Unaudited Consolidated Statements of Operations for the Three Months Ended March 31,
                           1999 and March 31, 1998 ............................................................     2

                      Unaudited Consolidated Statements of Cash Flows for the
                         Three Months Ended March 31, 1999 and March 31, 1998 .................................     3

                      Notes to the Unaudited Interim Consolidated Financial
                         Statements ...........................................................................     4

   Item          2    Management's Discussion and Analysis of Financial Condition and Results of Operations ...     6

   Item          3    Quantitative and Qualitative Disclosures About Market Risk...............................     -

PART II               OTHER INFORMATION

   Item          2    Changes in Securities and Use of Proceeds ...............................................    10
   Item          3    Quantitative and Qualitative Disclosures About Market Risk...............................     -
   Item          4    Submission of Matters to a Vote of Security Holders .....................................    10
   Item          6    Exhibits and Reports on Form 8-K ........................................................    11

SIGNATURE PAGE ................................................................................................    14


                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                             1999                 1998
                                                                                          ----------         ------------
Assets
Current Assets:
Cash and cash equivalents                                                                 $    2,174         $      1,025
Accounts receivable, net of allowance
for doubtful accounts of $1,070 and $1,182
in 1999 and 1998, respectively                                                                15,930               15,021
Inventory                                                                                      2,256                2,200
Prepaid expenses                                                                               1,074                  240
Other current assets                                                                              65                  144
                                                                                          ----------         ------------
Total current assets                                                                          21,499               18,630

Property, plant and equipment, net                                                            33,914               29,283
Intangible assets, net                                                                       384,753              350,754
Deferred financing costs, net                                                                 10,997               11,347
Other assets                                                                                      --                   54
                                                                                          ----------         ------------
Total assets                                                                              $  451,163         $    410,068
                                                                                          ==========         ============
Liabilities and stockholders' equity (deficit) Current Liabilities:
Borrowings under revolving credit facility                                                $   80,000         $     46,000
Current portion of long-term liabilities                                                         388                  388
Accounts payable                                                                               3,235                2,658
Accrued Interest                                                                               3,658                7,459
Accrued expenses                                                                              10,082                7,023
Deferred revenue                                                                               6,733                5,777
                                                                                          ----------         ------------
Total current liabilities                                                                    104,096               69,305

Long-term liabilities:
Senior subordinated notes                                                                    180,000              180,000
Senior discount debentures, redemption value $89,000                                          57,717               56,102
Long-term liabilities, less current portion                                                    1,446                1,446
Deferred income taxes                                                                         16,327                8,455
                                                                                          ----------         ------------
Total liabilities                                                                            359,586              315,308

Senior mandatory redeemable exchangeable cumulative preferred stock, $0.01 par value, 21,000,000 shares authorized, 2,083,107 and 3,008,024
issued and outstanding at March 31, 1999 and December 31, 1998                                53,358               51,460
Aggregate involuntary liquidation preference
$25 plus accrued dividends                                                                        --                   --
Junior mandatory redeemable cumulative
preferred stock, $0.01 par value, 175,000
shares authorized, 54,132 and 52,812 issued and
outstanding at March 31, 1999 and December 31, 1998                                           55,034               53,692
                                                                                          ----------         ------------
Total mandatory redeemable preferred stock                                                   108,392              105,152

Stockholders' equity(deficit)
Common stock, $0.01 par value, 80,000 shares
authorized, issued and outstanding at
December 31, 1998                                                                                  1                    1
Additional paid in capital                                                                     8,159                8,159
Subscriptions receivable                                                                        (501)                (501)
Accumulated deficit                                                                          (24,474)             (18,051)
Net assets                                                                                        --                   --
                                                                                          ----------         ------------
Total stockholders' equity (deficit)                                                         (16,815)             (10,392)
                                                                                          ----------         ------------
Total liabilities and stockholders' equity (deficit)                                      $  451,163         $    410,068
                                                                                          ==========         ============


         See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                             1999        1998
REVENUES:
     Advertising                           $ 25,623    $ 16,091
     Circulation                              6,576       5,321
     Job printing and other                   2,804       1,574
                                           --------    --------
Total revenues                               35,003      22,986
OPERATING COSTS AND EXPENSES:
     Operating costs                         16,050       9,804
     Selling, general and administrative     10,971       6,992
     Depreciation and amortization            3,668       3,083
                                           --------    --------

Income from operations                        4,314       3,107
Interest expense                              7,143       4,971
Amortization of debt issue costs                350         234
                                           --------    --------

Income (loss) before income taxes            (3,179)     (2,098)
Income taxes                                   --          --
                                           --------    --------

Net income (loss)                            (3,179)     (2,098)
                                           ========    ========



          See accompanying notes to consolidated financial statements.

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 1999        1998
Cash flows from operating activities:
     Net income (loss)                                        $(1,467)   $ (2,098)
Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
         Depreciation and amortization                          3,668       3,083
         Amortization of debt issue costs                         350         234
     Changes in assets and liabilities, net of acquisitions:
         Working capital-net                                   (2,807)      3,042
         Other assets                                              54        (610)
                                                              -------   ---------
                                                                 (202)      3,651
Net cash flows provided by (used in)
     operating activities:                                       --          --
                                                              -------   ---------
Cash flows from investing activities:
     Purchases of property, plant
         and equipment                                           (990)        (76)
     Acquisitions, net of cash
         acquired                                             (31,659)   (317,339)
                                                              -------   ---------
Net cash flows used in investing
     activities:                                              (32,649)   (317,415)
                                                              -------   ---------
Cash flows from financing activities:
     Net proceeds from issuing
         long-term debt                                          --       221,217
     Net borrowings (repayments) under
         revolving credit facility                             34,000        --
     Net proceeds from issuing preferred stock                   --        91,750
     Net proceeds from issuing common
         stock                                                   --         8,000
     Payments on long term liabilities                           --          --
                                                              -------   ---------
Net cash provided by (used in)
     financing activities                                      34,000     320,967
                                                              -------   ---------
Net increase in cash and cash
     equivalents                                                1,149       7,203
Cash and cash equivalents, at
     beginning of period                                        1,025        --
                                                              -------   ---------
Cash and cash equivalents, at
     end of period                                            $ 2,174   $   7,203
                                                              =======   =========
Supplemental cash flow disclosure -
     Cash interest paid                                          --          --


          See accompanying notes to consolidated financial statements.

                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION

Liberty Group Publishing, Inc. ("LGP") is a leading publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their communities. LGP is a holding company for its wholly-owned subsidiary Liberty Group Operating, Inc ("Operating Company"). The interim consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 should be read in conjunction with the December 31, 1998 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998, since that time, the Company has purchased an additional 103 publications, for a total of 269 publications in 15 states across the United States.

The Company has accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of each acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations where appropriate. The costs of certain intangible assets acquired are being amortized over periods ranging from 5 to 40 years.

(2) BORROWINGS

The acquisitions, including the payment of related fees and expenses, was financed in part from the proceeds of $180.0 million from the issuance and sale by the Operating Company of $180.0 million aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and the proceeds of $50.5 million from the issuance and sale by LGP of $89.0 million aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009.

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

On January 27, 1998 the Operating Company entered into a five-year $125.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. At March 31, 1999 the Operating Company has utilized $80.0 million of the Revolving Credit Facility.

(3) STOCKHOLDERS' EQUITY

LGP has the authority to issue up to 21,255,000 shares of capital stock, of which 21,175,000 shares are designated as Preferred Stock, par value $0.01 per share, and 80,000 shares are designated as Common Stock, par value $0.01 per share. The Company's initial capitalization consisted of initial acquisition from Hollmer was (i) $45.0 million from the issuance and sale of 1.8 million shares of 14.75% Senior Mandatory Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock"), (ii) $49.0 million from the issuance and sale of 49,000 shares of 10% Series B Junior Mandatory Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock"), and (iii) $8.0 million from the issuance and sale of 80,000 shares of Common Stock. 10% of the Common Stock is owned by the Company's senior management team.

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

(5) RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been reclassified to conform to the ________ presentation.

(6) SUBSEQUENT EVENTS

On April 9, 1999 the Company announced it had reached an agreement in principle a trade of newspapers. The Company will receive 5 daily newspapers and several weekly publications located in Kansas, Louisiana, Missouri and New York. In exchange, the Company will dispose of 6 daily newspapers and several weekly publications in Northwestern Pennsylvania. No cash will be exchanged in this transaction.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which has been summarized in the Company's Annual Report on Form 10-K, SEC file number 333-46957. Certain information in this section includes forward-looking statements pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters.

OVERVIEW

         The Company is a leading publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns 269 publications, including __ daily newspapers, ___ paid weekly newspapers, in __ states. Revenues are derived from advertising (73% of 1998 total revenues), circulation (20%) and job printing and other (7%).

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

         The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998, since that time, the Company has purchased an additional 103 publications, for a total of 269 publications in 15 states across the United States.

         The Company has accounted for these acquisitions using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations where appropriate. The costs of certain intangible assets acquired are being amortized over periods ranging from 5 to 40 years.

         As a result of the depreciation, amortization, and interest expense related to these acquisitions, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses.

  RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Total Revenues. Total revenues for the quarter ended March 31, 1999 increased by $12.0 million, or 52.3%, to $35.0 million from $23.0 million for the quarter ended March 31, 1999. The increase in total revenues for the quarter was primarily due to acquisitions and was comprised of a $9.4 million increase in advertising revenue and a $1.3 million increase in circulation revenue, while job printing and other revenue increased to $1.3 million.

         Operating Costs. Operating costs for the quarter ended March 31, 1999 were $16.0 million which was an increase of $6.6 million over the quarter ended March 31, 1998. This increase was primarily driven by acquisitions. As a percentage of revenue, operating costs increased from 42.6% to 45.8%, primarily because properties acquired during the period had a higher cost structure than existing properties.

         Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 1999 increased by $4.0 million, to $11.0 million from $7.0 million for the quarter ended March 31, 1998. The increase in selling, general and administrative expenses during the quarter ended March 31, 1999 was primarily due to acquisitions.

         Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 1999 increased by $0.6 million, to $3.7 million from $3.1 million for the quarter ended March 31, 1998, as a result of the depreciation and amortization of fixed assets and intangible assets acquired during the year.

         EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended March 31, 1999 increased by $1.8 million, to $8.0 million from $6.2 million for the quarter ended March 31, 1998. The increase in EBITDA during the quarter ended March 31, 1999 was primarily due to operating income generated by acquisitions, lower newsprint costs, offset by slightly higher labor costs.

         Net Income (Loss). The Company incurred a net loss of $3.2 million for the quarter ended March 31, 1999, compared to a net loss of $2.1 million for the quarter ended March 31, 1998. The $1.1 decrease in net income is attributable to increased depreciation, amortization, and interest expense associated with the acquisitions.

 LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows From Operating Activities. Net cash used in operating activities for the three months ended March 31, 1999 decreased by 4.3 million to 0.7 million compared with cash provided of 3.6 million for the three months ended March 31, 1998. The increase in net working capital is due to increases in accounts receivable and inventory offset by increases in accounts payable and accrued charges.

         Cash Flows From Investing Activities. Net cash used in investing activities for the three months ended March 31, 1999 reflect the acquisition of substantially all of the Company's tangible and intangible assets, plus associated fees and expenses, of Life Printing & Publishing, Inc. and the Halstad Shopper. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures, but will continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

         Cash Flows From Financing Activities. Net cash flows from financing activities for the three months ended March 31, 1999 reflects borrowings made under the Company's Revolving Credit Facility to fund acquisition costs. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future

         Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Revolving Credit Facility. The Company believes that such funds will provide the Company with sufficient liquidity and capital resources to meet its current and financial obligations for the foreseeable future. See Note 2 to the Unaudited Consolidated Financial Statements for a summary of the terms of the Revolving Credit Facility.

         LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the three months ended March 31, 1999 was 7.1 million including non-cash interest of $1.6 million, in addition, amortization of debt (net of cash) of outstanding indebtedness, 0.3 million of mandatory redeemable preferred stock and a stockholder's deficit of $16.8 million. As of March 31, 1999, the ratio of outstanding indebtedness to total capitalization of LGP was .72 to 1. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1998, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage;
(iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

         The Company has evaluated its internal software and computer systems and believes its costs associated with addressing the risk of operational disruption from internal software systems failures relating to Year 2000 issues, will be approximately $0.3 million in 1999.

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

         Recent Acquisitions. During the quarter, the Company purchased all of the stock of Life Printing & Publishing, a chain of 17 weekly publications headquartered in Oak Brook, Illinois with a combined circulation of 120,000 in the western suburbs of Chicago.

         In February 1999, the Company also purchased the 31,000 circulation Halstad Shopper located in Halstad, Minnesota.

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

         Subsequent Events. On April 9, 1999, the Company announced it had reached an agreement in principle for a trade of newspapers. The Company will receive 5 daily newspapers and several weekly publications located in Kansas, Louisiana, Missouri and New York. In exchange, the Company will dispose of 6 daily newspapers and several weekly publications in northwestern Pennsylvania. No cash will be exchanged in this transaction which will result in a new increase in paid circulation to the Company of approximately 15,000 and a net increase in free circulation of approximately 30,000.

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

EXHIBIT
NUMBER                             DESCRIPTION

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

EXHIBIT
NUMBER                           DESCRIPTION

10.9* Registration Rights Agreement, dated as of January 27, 1998, between Liberty Group Publishing, Inc. and Donaldson,
         Lufkin & Jenrette Securities Corporation.

10.10*   Revolving Credit Agreement.


27       Financial Data Schedule.

* Incorporated by reference to the exhibits included in the Company's Registration Statement on Form S-4 (Registration No.: 333-46957)


         (b)      Reports on Form 8-K.

         On January 28, 1999 the Company filed a Form 8-K with respect to the acquisition of Life Printing and Publishing Co., Inc. (this matter was reported under item 2. Acquisition and Disposition of Assets). The following financial statements were included in the 8-K: Combined Balance Sheet, Combined Statement of Income, Combined Statement of Stockholder's Equity, Combined Statement of Cash Flows.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

DATE:                                            LIBERTY GROUP PUBLISHING, INC.



                                                 /s/ Kenneth L. Serota
                                                 Kenneth L. Serota
                                                 President and Chief Executive
                                                 Officer



                                                  /s/ Kevin O'Shea
                                                  Kevin O'Shea
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  Principal Financial Officer