Form 10-Q/A
period 1999-03-31
LIBERTY GROUP PUBLISHING INC
filed 1999-05-18
CIK 1056464

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                AMENDMENT No. 1 TO


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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO

                                TABLE OF CONTENTS

PART I                FINANCIAL INFORMATION                                                                     PAGE

   Item          1    Unaudited Interim Consolidated Financial Statements

                      Unaudited Consolidated Balance Sheets at March 31, 1999 and December 31, 1998 ...........     1

                      Unaudited Consolidated Statements of Operations for the Three Months Ended March 31,
                           1999 and March 31, 1998 ............................................................     2

                      Unaudited Consolidated Statements of Cash Flows for the
                         Three Months Ended March 31, 1999 and March 31, 1998 .................................     3

                      Notes to the Unaudited Interim Consolidated Financial
                         Statements ...........................................................................     4

   Item          2    Management's Discussion and Analysis of Financial Condition and Results of Operations ...     6


   Item          3    Quantitative and Qualitative Disclosures About Market Risk...............................    10


PART II               OTHER INFORMATION

   Item          2    Changes in Securities and Use of Proceeds................................................    11



   Item          4    Submission of Matters to a Vote of Security Holders .....................................    11
   Item          6    Exhibits and Reports on Form 8-K ........................................................    12

SIGNATURE PAGE ................................................................................................    14


                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                             1999                 1998
                                                                                          ----------         ------------
Assets
Current Assets:
Cash and cash equivalents                                                                 $    2,174         $      1,025
Accounts receivable, net of allowance
for doubtful accounts of $1,070 and $1,182
in 1999 and 1998, respectively                                                                15,930               15,021
Inventory                                                                                      2,256                2,200
Prepaid expenses                                                                               1,074                  240
Other current assets                                                                              65                  144
                                                                                          ----------         ------------
Total current assets                                                                          21,499               18,630


Property, plant and equipment, net                                                            33,914               29,283
Intangible assets, net                                                                       382,141              350,754
Deferred financing costs, net                                                                 10,997               11,347
Other assets                                                                                      --                   54
                                                                                          ----------         ------------
Total assets                                                                              $  448,551         $    410,068
                                                                                          ==========         ============
Liabilities and stockholders' equity (deficit) Current Liabilities:
Borrowings under revolving credit facility                                                $   80,000         $     46,000
Current portion of long-term liabilities                                                         388                  388
Accounts payable                                                                               3,235                2,658
Accrued Interest                                                                               3,658                7,459
Accrued expenses                                                                              10,082                7,023
Deferred revenue                                                                               6,733                5,777
                                                                                          ----------         ------------
Total current liabilities                                                                    104,096               69,305

Long-term liabilities:
Senior subordinated notes                                                                    180,000              180,000
Senior discount debentures, redemption value $89,000                                          57,717               56,102
Long-term liabilities, less current portion                                                    1,446                1,446
Deferred income taxes                                                                         13,715                8,455
                                                                                          ----------         ------------
Total liabilities                                                                            356,974              315,308

Senior mandatory redeemable exchangeable cumulative preferred stock, $0.01 par value, 21,000,000 shares authorized, 2,083,107 and 2,009,024
issued and outstanding at March 31, 1999 and December 31, 1998                                53,358               51,460
Aggregate involuntary liquidation preference
$25 plus accrued dividends                                                                        --                   --
Junior mandatory redeemable cumulative
preferred stock, $0.01 par value, 175,000
shares authorized, 54,132 and 52,812 issued and
outstanding at March 31, 1999 and December 31, 1998                                           55,034               53,692
                                                                                          ----------         ------------
Total mandatory redeemable preferred stock                                                   108,392              105,152

Stockholders' equity(deficit)
Common stock, $0.01 par value, 80,000 shares
authorized, issued and outstanding at
December 31, 1998                                                                                  1                    1
Additional paid in capital                                                                     8,159                8,159
Subscriptions receivable                                                                        (501)                (501)
Accumulated deficit                                                                          (24,474)             (18,051)
Net assets                                                                                        --                   --
                                                                                          ----------         ------------
Total stockholders' equity (deficit)                                                         (16,815)             (10,392)
                                                                                          ----------         ------------
Total liabilities and stockholders' equity (deficit)                                      $  448,551         $    410,068
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

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 1999        1998

Cash flows from operating activities:
     Net income (loss)                                        $(3,179)   $ (2,098)
Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
         Depreciation and amortization                          3,668       3,083
         Amortization of debt issue costs                         350         234

    Accretion of Senior discount notes                          1,615       1,029
     Changes in assets and liabilities, net of acquisitions:
         Working capital-net                                   (2,710)      2,013
         Other assets                                              54        (610)
                                                              -------   ---------



Net cash flows provided by (used in)
     operating activities:                                       (202)      3,651
                                                              -------   ---------
Cash flows from investing activities:
     Purchases of property, plant
         and equipment                                           (990)        (76)
     Acquisitions, net of cash
         acquired                                             (31,659)   (317,339)
                                                              -------   ---------
Net cash flows used in investing
     activities:                                              (32,649)   (317,415)
                                                              -------   ---------
Cash flows from financing activities:
     Net proceeds from issuing
         long-term debt                                          --       221,217
     Net borrowings (repayments) under
         revolving credit facility                             34,000        --
     Net proceeds from issuing preferred stock                   --        91,750
     Net proceeds from issuing common
         stock                                                   --         8,000
                                                              -------   ---------
Net cash provided by (used in)
     financing activities                                      34,000     320,967
                                                              -------   ---------
Net increase in cash and cash
     equivalents                                                1,149       7,203
Cash and cash equivalents, at
     beginning of period                                        1,025        --
                                                              -------   ---------
Cash and cash equivalents, at
     end of period                                            $ 2,174   $   7,203
                                                              =======   =========
Supplemental cash flow disclosure -
     Cash interest paid                                          --          --



          See accompanying notes to consolidated financial statements.

                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) THE COMPANY, BASIS OF PRESENTATION AND ACQUISITION


Liberty Group Publishing, Inc. ("LGP") is a leading publisher of community newspapers and related publications that are the dominant source of local news and print advertising in their communities. LGP is a holding company for its wholly-owned subsidiary Liberty Group Operating, Inc ("Operating Company"). The interim consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").



The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 should be read in conjunction with the December 31, 1998 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.


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

(3) STOCKHOLDERS' EQUITY


LGP has the authority to issue up to 21,255,000 shares of capital stock, of which 21,175,000 shares are designated as Preferred Stock, par value $0.01 per share, and 80,000 shares are designated as Common Stock, par value $0.01 per share. The Company's initial capitalization consisted of (i) $45.0 million from the issuance and sale of 1.8 million shares of 14.75% Senior Mandatory Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock"), (ii) $49.0 million from the issuance and sale of 49,000 shares of 10% Series B Junior Mandatory Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock"), and (iii) $8.0 million from the issuance and sale of 80,000 shares of Common Stock. 10% of the Common Stock is owned by the Company's senior management team.


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


To date, the Company has elected to pay all of its Senior Preferred Dividends in additional shares of Senior Preferred Stock. At March 31, 1999, the Company had accumulated but undeclared dividends of $1,280.


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


To date, the Company has elected to pay all of its Junior Preferred Dividends in additional shares of Junior Preferred Stock. At March 31, 1999, the Company had accumulated but undeclared dividends of $902.


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

(5) RECLASSIFICATIONS


Certain amounts in prior year's financial statements have been reclassified to conform to the 1999 presentation.


(6) SUBSEQUENT EVENTS


On April 9, 1999 the Company announced it had reached an agreement in principle for an exchange of newspapers. The Company will receive 5 daily newspapers and several weekly publications located in Kansas, Louisiana, Missouri and New York. In exchange, the Company will dispose of 6 daily newspapers and several weekly publications in Northwestern Pennsylvania. No cash will be exchanged in this transaction.

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

OVERVIEW


         The Company is a leading publisher of community newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns 269 publications, including 63 daily newspapers, 121 paid weekly newspapers, in 15 states. Revenues are derived from advertising (73% of 1998 total revenues), circulation (20%) and job printing and other (7%).


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

  RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


         Total Revenues. Total revenues for the quarter ended March 31, 1999 increased by $12.0 million, or 52.3%, to $35.0 million from $23.0 million for the quarter ended March 31, 1998. The increase in total revenues was primarily due to acquisitions and was comprised of a $9.5 million increase in advertising revenue and a $1.3 million increase in circulation revenue, while job printing and other revenue increased by $1.2 million.



         Operating Costs. Operating costs for the quarter ended March 31, 1999 were $16.0 million which was an increase of $6.2 million over the quarter ended March 31, 1998. This increase was primarily driven by acquisitions. As a percentage of revenue, operating costs increased from 42.7% to 45.9%, primarily because properties acquired subsequent to March 31, 1998 had a higher cost structure than existing properties.



         Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 1999 increased by $4.0 million, to $11.0 million from $7.0 million for the quarter ended March 31, 1998. The increase in selling, general and administrative expenses during the quarter ended March 31, 1999 was primarily due to acquisitions. As a percentage of revenue, selling, general and administrative expenses increased from 30.4% to 31.3%, primarily because properties acquired subsequent to March 31, 1998 had a higher cost structure than existing properties.



         Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 1999 increased by $0.6 million, to $3.7 million from $3.1 million for the quarter ended March 31, 1998, as a result of the depreciation and amortization of fixed assets and intangible assets acquired during the period.



         Interest Expense. Interest expense for the quarter ended March 31, 1999 increased by $2.1 million to $7.1 million from $5.0 million for the quarter ended March 31, 1998. The increase in interest expense was primarily due to interest on borrowings used to fund acquisitions subsequent to March 31, 1998.



         EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended March 31, 1999 increased by $1.8 million, to $8.0 million from $6.2 million for the quarter ended March 31, 1998. The increase in EBITDA during the quarter ended March 31, 1999 was primarily due to operating income generated by acquisitions, and lower newsprint costs, offset by slightly higher labor costs.



         Net Income (Loss). The Company incurred a net loss of $3.2 million for the quarter ended March 31, 1999, compared to a net loss of $2.1 million for the quarter ended March 31, 1998. The $1.1 million increase in net loss is attributable to increased depreciation, amortization, and interest expense associated with the acquisitions.


 LIQUIDITY AND CAPITAL RESOURCES


         Cash Flows From Operating Activities. Net cash from operating activities for the three months ended March 31, 1999 decreased by $3.8 million to ($0.2) million compared with cash provided of $3.6 million for the three months ended March 31, 1998. The decrease is due to the timing of the payment of semiannual interest on Operating Company's 9.375% subordinated notes.



         Cash Flows From Investing Activities. Net cash used in investing activities for the three months ended March 31, 1999 reflects the acquisition of

Life Printing & Publishing, Inc. and the Halstad Shopper. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.


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


         LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the three months ended March 31, 1999 was $7.1 million including non-cash interest of $1.6 million and amortization of debt issuance costs of $0.3 million. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1999, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.


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

         The Company has evaluated its internal software and computer systems and believes its costs associated with addressing the risk of operational disruption from internal software systems failures relating to Year 2000 issues will be approximately $0.3 million in 1999.



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



         Recent Acquisitions. During the quarter ended March 31, 1999, the Company purchased all of the stock of Life Printing & Publishing, a chain of 17 weekly publications headquartered in Oak Brook, Illinois with a combined circulation of 120,000 in the western suburbs of Chicago, Illinois.



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


         Subsequent Events. On April 9, 1999, the Company announced it had reached an agreement in principle for an exchange of newspapers. The Company will receive 5 daily newspapers and several weekly publications located in Kansas, Louisiana, Missouri and New York. In exchange, the Company will dispose of 6 daily newspapers and several weekly publications in Northwestern Pennsylvania. No cash will be exchanged in this transaction.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's subsidiary, Liberty Group Operating, Inc. has a $125.0 million Revolving Credit Facility that matures in January of 2003. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that varies based upon a ratio set forth in the Credit Agreement. As a result the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At March 31, 1999, the Company had borrowed $80 million under this Revolving Credit Facility.

Part II

ITEM 2.  Changes in Securities and Use of Proceeds.


                                      None


ITEM 4.  Submission of Matters to a Vote of Securities Holders.

                                      None

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

EXHIBIT
NUMBER                           DESCRIPTION



27       Financial Data Schedule.


*


         (b)      Reports on Form 8-K.


         On January 28, 1999 the Company filed a Form 8-K with respect to the acquisition of Life Printing and Publishing Co., Inc. On March 29, 1999, the Company filed an Amendment to its Form 8-K with respect to the acquisition of Life Printing and Publishing Co., Inc. The following financial statements were included in the 8-K: Combined Balance Sheet, Combined Statement of Income, Combined Statement of Stockholder's Equity, Combined Statement of Cash Flows.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

DATE:                                            LIBERTY GROUP PUBLISHING, INC.




May 17, 1999                                     /s/ Kenneth L. Serota
                                                 Kenneth L. Serota
                                                 President and Chief Executive
                                                 Officer




                                                  /s/ Kevin O'Shea
                                                  Kevin O'Shea
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  Principal Financial Officer