Form 10-Q
period 1999-06-30
LIBERTY GROUP PUBLISHING INC
filed 1999-08-16
CIK 1056464

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
              JUNE 30, 1999                          333-46957

                         LIBERTY GROUP PUBLISHING, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                36-4197635
        (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)

  3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS            60062
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

                                TABLE OF CONTENTS

     PART I                FINANCIAL INFORMATION                              PAGE
     ------                ---------------------                              ----
Item 1  Unaudited Interim Consolidated Financial Statements.................

        Unaudited Consolidated Balance Sheets at June 30, 1999
        and December 31, 1998...............................................   1

        Unaudited Consolidated Statements of Operations for the Three and
        Six Months Ended June 30, 1999 and June 30, 1998....................   2

        Unaudited Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1999 and June 30, 1998...............................   3

        Notes to the Unaudited Interim Consolidated Financial
        Statements..........................................................   4

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................   6

Item 3  Quantitative and Qualitative Disclosures About Market Risk..........  10

PART II                        OTHER INFORMATION

Item 2  Changes in Securities and Use of Proceeds...........................  11

Item 4  Submission of Matters to a Vote of Security Holders.................  11

Item 6  Exhibits and Reports on Form 8-K....................................  12

SIGNATURE PAGE..............................................................  14

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      JUNE 30,             DECEMBER 31,
                                                                                       1999                   1998
                                                                                       ----                   ----
Assets
Current Assets:
Cash and cash equivalents                                                            $  1,502               $  1,025
Accounts receivable, net of allowance
for doubtful accounts of $980 and $1,182
in 1999 and 1998, respectively                                                         16,349                 15,021
Inventory                                                                               1,929                  2,200
Prepaid expenses                                                                          894                    240
Other current assets                                                                      158                    144
                                                                                     --------               --------
Total current assets                                                                   20,832                 18,630

Property, plant and equipment, net                                                     34,451                 29,283
Deferred financing costs, net                                                          11,361                 11,347
Intangible assets, net                                                                379,852                350,754
Other assets                                                                                -                     54
                                                                                     --------               --------
Total assets                                                                         $446,496               $410,068
                                                                                     ========               ========
Liabilities and stockholders' equity (deficit) Current Liabilities:
Borrowings under revolving credit facility                                           $ 75,350               $ 46,000
Current portion of long-term liabilities                                                   17                    388
Accounts payable                                                                        3,441                  2,658
Accrued interest                                                                        7,515                  7,459
Accrued expenses                                                                        7,478                  7,023
Deferred revenue                                                                        6,424                  5,777
                                                                                     --------               --------
Total current liabilities                                                             100,225                 69,305

Long-term liabilities:
Senior subordinated notes                                                             180,000                180,000
Senior discount debentures, redemption value $89,000                                   59,363                 56,102
Long-term liabilities, less current portion                                             1,992                  1,446
Deferred income taxes                                                                  13,715                  8,455
                                                                                     --------               --------
Total liabilities                                                                     355,295                315,308

Senior mandatory redeemable exchangeable cumulative preferred stock, $0.01 par value, 21,000,000 shares authorized, 2,159,922 and 2,009,024 issued
and outstanding at June 30, 1999 and December 31, 1998                                 55,325                 51,460
Aggregate involuntary liquidation preference
$25 plus accrued dividends                                                                  -                      -
Junior mandatory redeemable cumulative
preferred stock, $0.01 par value, 175,000
shares authorized, 55,485 and 52,812 issued and
outstanding at June 30, 1999 and December 31, 1998                                     56,410                 53,692
                                                                                     --------               --------
Total mandatory redeemable preferred stock                                            111,735                105,152

Stockholders' equity(deficit)
Common stock, $0.01 par value, 80,000 shares
authorized, issued and outstanding at June 30, 1999 and
December 31, 1998                                                                           1                      1
Additional paid in capital                                                              8,159                  8,159
Subscriptions receivable                                                                 (409)                  (501)
Accumulated deficit                                                                   (28,285)               (18,051)
Net assets                                                                                  -                      -
                                                                                     --------               --------
Total stockholders' equity (deficit)                                                  (20,534)               (10,392)
                                                                                     --------               --------
Total liabilities and stockholders' equity (deficit)                                 $446,496               $410,068
                                                                                     ========               ========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                            THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30
                                            ---------------------------             ------------------------
                                              1999              1998                 1999                1998
                                              ----              ----                 ----                ----
REVENUES:
     Advertising                            $29,334           $19,230              $54,957            $35,321
     Circulation                              6,774             5,466               13,350             10,787
     Job printing and other                   3,403             1,847                6,207              3,421
                                            -------           -------              -------            -------
Total revenues                               39,511            26,543               74,514             49,529
OPERATING COSTS AND EXPENSES:
     Operating costs                         17,179            10,331               33,229             19,821
     Selling, general and                    11,425             8,624               22,396             15,930
     administrative
     Depreciation and amortization            3,678             2,717                7,346              5,800
                                            -------           -------              -------            -------
Income from operations                        7,229             4,871               11,543              7,978

Interest expense                              7,334             6,086               14,477             11,059
Amortization of debt issue costs                367               350                  717                583
                                            -------           -------              -------            -------
Income (loss) before income taxes              (472)           (1,565)              (3,651)            (3,664)
Income taxes                                      -                 -                    -                  -
                                            -------           -------              -------            -------
Net income (loss)                              (472)           (1,565)              (3,651)            (3,664)
                                            =======           =======              =======            =======

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------
                                                                                  1999               1998
                                                                                  ----               ----
Cash flows from operating activities:
     Net loss                                                                   $ (3,651)        $  (3,664)
Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                             7,346             5,800
         Amortization of debt issue costs                                            717               583
         Accretion of senior discount notes                                        3,261             2,498
         Non-cash compensation                                                        92                --
     Changes in assets and liabilities, net of acquisitions:
         Working capital-net                                                      (1,547)            9,102
         Other assets                                                                 54              (614)
                                                                                --------          --------
Net cash flows provided by
     operating activities:                                                         6,272            13,705
                                                                                --------          --------
Cash flows from investing activities:
     Purchases of property, plant
         and equipment                                                            (2,140)             (325)
     Acquisitions, net of cash acquired                                          (33,180)         (330,077)
                                                                                --------          --------

 Net cash flows used in investing activities:                                    (35,320)         (330,402)
                                                                                --------          --------
Cash flows from financing activities:
     Net proceeds from issuing long-term debt                                         --           221,217

     Net borrowings (repayments) under revolving credit facility                  29.350                --

     Net proceeds from issuing preferred stock                                        --            91,750
     Net proceeds from issuing common Stock                                           --             8,000
     Net increase (decrease) in long-term liabilities                                175                26
                                                                                --------          --------
Net cash provided by financing activities                                         29,525           320,993
                                                                                --------          --------
Net increase in cash and cash equivalents                                            477             4,296
Cash and cash equivalents, at beginning of period                                  1,025                 0
                                                                                --------          --------
Cash and cash equivalents, at end of period                                     $  1,502          $  4,296
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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 should be read in conjunction with the December 31, 1998 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998. Since that time, the Company has purchased an additional 103 publications, for a total of 269 publications in 15 states across the United States.

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

The Operating Company has in place a $175.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. No principal payments are due on the Revolving Credit Facility until the maturity date January 27, 2003. At June 30, 1999, the Operating Company has utilized $75.4 million of the Revolving Credit Facility.

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

To date, the Company has elected to pay all of its Senior Preferred Dividends in additional shares of Senior Preferred Stock. At June 30, 1999, the Company had accumulated but undeclared dividends of $1,327.

The Junior Preferred Stock issued by LGP is senior to the Common Stock of LGP, with respect to dividend distributions and distributions upon the liquidation, winding up or dissolution of the Company. Dividends may be paid, at the Company's option, at any dividend payment date in cash or in additional shares of Junior Preferred Stock having a liquidation preference equal to the dividend amount. The Junior Preferred Stock is redeemable at the option of the Company in 2010 at a price equal to 100% of its liquidation preference per share and is mandatory redeemable on February 1, 2010 at a price equal to 100% of its liquidation preference per share. In the event of a change in control of the Company, the Company must offer to repurchase the Junior Preferred Stock at 100% of its liquidation preference per share. Except as required by law, the holders of shares of Junior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of the Company.

To date, the Company has elected to pay all of its Junior Preferred Dividends in additional shares of Junior Preferred Stock. At June 30, 1999, the Company had accumulated but undeclared dividends of $925.

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

(6) SUBSEQUENT EVENTS

On July 1, 1999 the Operating Company consummated an exchange of assets with Newspaper Holdings, Inc. The Operating Company transferred to Newspaper Holdings substantially all the assets used in, and the liabilities related to, the publication, marketing and distribution of seven newspaper businesses operated in the following communities in Pennsylvania: Corry; Kane; Punxsutawney; Ridgway; Saint Mary's; Titusville; and Warren County. In exchange, the liabilities related to, the publication, marketing and distribution of seven newspaper businesses operated in the following communities: Moberly, Missouri; Joplin, Missouri; Oswego, New York; Beatrice, Nebraska; Donaldsonville, Louisiana; Bestrop, Louisiana; and Pratt, Kansas. The Operating Company believes that the assets transferred to Newspaper Holdings by the Operating Company had an approximate value of $45 million and the assets transferred to the Operating Company by Newspaper Holdings had an approximate value of $45 million.

Prior to this transaction, no material relationship existed between the Operating Company and Newspaper Holdings, or between any affiliates of such entities.

Subsequent to the closing of the asset exchange, Newspaper Holdings paid to the Operating Company approximately $209,000 in cash which is the amount by which the net working capital of the working capital of the newspaper groups transferred to Newspaper Holdings exceeded the net working capital of the newspaper groups transferred to the Operating Company.

The Company also acquired the following newspapers subsequent to June 30, 1999:

TITLE                             LOCATION           TYPE OF PAPER   CIRCULATION
-----                             --------           -------------   -----------

Lake Area News Focus              Lake Ozark, MO     Shopper            11,500
Tube Tab                          Lake Ozark, MO     Shopper            16,500
Lake of the Ozarks Boats          Lake Ozark, MO     Shopper             9,500
Lake of the Ozarks Real Estate    Lake Ozark, MO     Shopper             9,500
Batavia Republican                Batavia, IL        Weekly              1,400
Geneva Republican                 Geneva, IL         Weekly              3,500
St. Charles Republican            St. Charles, IL    Weekly             16,000
Winfield Press                    Winfield, IL       Weekly              3,500
Warrenville Free Press            Warrenville, IL    Weekly              1,100
Wayne Countryside Press           Wayne, IL          Weekly                215
West Chicago Press                West Chicago, IL   Weekly              3,600
Glen Ellyn News                   Glen Ellyn, IL     Weekly              5,200
Warrenville Post                  Warrenville, IL    Weekly              3,600
Wheaton Leader                    Wheaton, IL        Weekly              7,500
Winfield Estate                   Winfield, IL       Weekly              2,600
Maryville Daily Forum             Maryville, MO      Daily               3,500
Weekly Bargain Shopper            Maryville, MO      Shopper            10,500

  The aggregate acquisition cost of the above newspapers was $13.1 million.

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

OVERVIEW

     The Company is a leading publisher of community newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of June 30, 1999 the Company owned 269 publications, including 65 daily newspapers and 121 paid weekly newspapers, in 15 states. Revenues are derived from advertising (73% of 1998 total revenues), circulation (20%) and job printing and other (7%).

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

     The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998. Since that time, the Company has purchased an additional 103 publications, for a total of 269 publications in 15 states across the United States.

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

     RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

Total Revenues. Total revenues for the quarter ended June 30, 1999 increased by $13.0 million, or 49%, to $39.5 million from $26.5 million for the quarter ended June 30, 1998. The increase in total revenues for the quarter was comprised of a $10.1 million increase in advertising revenue, a $1.3 million increase in circulation revenue, and a $1.6 million increase in job printing and other revenue. Total revenues for the six months ended June 30, 1999 increased by $25.0 million, or 50%, to $74.5 million from $49.5 million as of June 30, 1998. The increase in total revenues for the six months ended June 30, 1999 was primarily due to acquisitions and was comprised of a $19.6 million increase in advertising revenue and a $2.6 million increase in circulation revenue, while job printing and other revenue increased by $2.8 million.

     Operating Costs. Operating costs for the quarter ended June 30, 1999 were $17.2 million which was an increase of $6.9 million over the quarter ended June 30, 1998. Total Operating costs, for the six months ended June 30, 1999 increased by $13.4 million, to $33.2 million from $19.8 million as of June 30, 1998. This increase was primarily driven by acquisitions. As a percentage of revenue, for the quarter ended June 30, 1999, operating costs increased from 38.9% to 43.5%, primarily because properties acquired subsequent to June 30, 1998 had a higher cost structure than existing properties.

     Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 1999 increased by $2.8 million, to $11.4 million from $8.6 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999 selling, general and administrative expenses increased by $6.5 million to $22.4 million from $15.9 million as of June 30, 1998. The increase in selling, general and administrative expenses during the quarter ended June 30, 1999 was primarily due to acquisitions. As a percentage of revenue, selling, general and administrative expenses increased from 28.9% to 32.5%, primarily because properties acquired subsequent to June 30, 1998 had a higher cost structure than existing properties.

     Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 1999 increased by $1.0 million, to $3.7 million from $2.7 million for the quarter ended June 30, 1998, as a result of the depreciation and amortization of fixed assets and intangible assets acquired subsequent to June 30, 1998. For the six months ended June 30, 1999 depreciation and amortization expense increased by $1.5 million to $7.3 million from $5.8 million as of June 30, 1998 primarily because of properties acquired subsequent to June 30, 1998.

     Interest Expense. Interest expense for the quarter ended June 30, 1999 increased by $1.2 million to $7.3 million from $6.1 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, interest expense increased $3.4 million to $14.5 million from $11.1 million as of June 30, 1998. The increase in interest expense was primarily due to interest on borrowings used to fund acquisitions subsequent to June 30, 1998.

     EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended June 30, 1999 increased by $3.3 million, to $10.9 million from $7.6 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, EBITDA increased $5.1 million, to $18.9 million from $13.8 million as of June 30, 1998. The increase in EBITDA during the quarter ended June 30, 1999 was primarily due to operating income generated by acquisitions, higher sales volume, and lower newsprint costs.

     Net Income (Loss). The Company incurred a net loss of $0.5 million for the quarter ended June 30, 1999, compared to a net loss of $1.6 million for the quarter ended June 30, 1998. The $1.1 million decrease in the net loss is attributable to higher sales volume, lower newsprint costs, and earnings from the companies acquired. For the six month periods ended June 30, 1999 and 1998, The Company incurred a net loss of $37 million. As a percentage of revenue, the net loss decreased from 7.4 to 4.9% primarily due to higher sales volume, lower newsprint costs, and earnings from the companies acquired.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows From Operating Activities. Net cash from operating activities for the six months ended June 30, 1999 decreased by $7.3 million to $6.4 million compared with cash provided of $13.7 million for the six months ended June 30, 1998. The decrease is due to the timing of the payment of semiannual interest on Operating Company's 9.375% subordinated notes.

     Cash Flows From Investing Activities. Net cash used in investing activities for the six months ended June 30, 1999 reflects the acquisitions of Life Printing & Publishing, Inc. and the Halstad Shopper. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

     Cash Flows From Financing Activities. Net cash flows from financing activities for the six months ended June 30, 1999 reflects borrowings made under the Company's Revolving Credit Facility to fund acquisition costs. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future

     Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Revolving Credit Facility. The Company believes that such funds will provide the Company with sufficient liquidity and capital resources to meet its current and financial obligations for the foreseeable future. See Note 2 to the Unaudited Consolidated Financial Statements for a summary of the terms of the Revolving Credit Facility.

     LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the three months ended June 30, 1999 was $7.3 million including non-cash interest of $1.6 million and amortization of debt issuance costs of $0.4 million. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1999, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage;
(iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

     Subsequent Events.

On July 1, 1999 the Operating Company consummated an exchange of assets with Newspaper Holdings, Inc. The Operating Company transferred to Newspaper Holdings substantially all the assets used in, and the liabilities related to, the publication, marketing and distribution of seven newspaper businesses operated in the following communities in Pennsylvania: Corry; Kane; Punxsutawney; Ridgway; Saint Mary's; Titusville; and Warren County. In exchange, the liabilities related to, the publication, marketing and distribution of seven newspaper businesses operated in the following communities: Moberly, Missouri; Joplin, Missouri; Oswego, New York; Beatrice, Nebraska; Donaldsonville, Louisiana; Bestrop, Louisiana; and Pratt, Kansas. The Operating Company believes that the assets transferred to Newspaper Holdings by the Operating Company had an approximate value of $45 million and the assets transferred to the Operating Company by Newspaper Holdings had an approximate value of $45 million.

Prior to this transaction, no material relationship existed between the Operating Company and Newspaper Holdings, or between any affiliates of such entities.

Subsequent to the closing of the asset exchange, Newspaper Holdings paid to the Operating Company approximately $209,000 in cash which is the amount by which the net working capital of the working capital of the newspaper groups transferred to Newspaper Holdings exceeded the net working capital of the newspaper groups transferred to the Operating Company.

The Company also acquired the following newspapers subsequent to June 30, 1999:

TITLE                             LOCATION           TYPE OF PAPER   CIRCULATION
-----                             --------           -------------   -----------

Lake Area News Focus              Lake Ozark, MO     Shopper            11,500
Tube Tab                          Lake Ozark, MO     Shopper            16,500
Lake of the Ozarks Boats          Lake Ozark, MO     Shopper             9,500
Lake of the Ozarks Real Estate    Lake Ozark, MO     Shopper             9,500
Batavia Republican                Batavia, IL        Weekly              1,400
Geneva Republican                 Geneva, IL         Weekly              3,500
St. Charles Republican            St. Charles, IL    Weekly             16,000
Winfield Press                    Winfield, IL       Weekly              3,500
Warrenville Free Press            Warrenville, IL    Weekly              1,100
Wayne Countryside Press           Wayne, IL          Weekly                215
West Chicago Press                West Chicago, IL   Weekly              3,600
Glen Ellyn News                   Glen Ellyn, IL     Weekly              5,200
Warrenville Post                  Warrenville, IL    Weekly              3,600
Wheaton Leader                    Wheaton, IL        Weekly              7,500
Winfield Estate                   Winfield, IL       Weekly              2,600
Maryville Daily Forum             Maryville, MO      Daily               3,500
Weekly Bargain Shopper            Maryville, MO      Shopper            10,500

  The aggregate acquisition cost of the above newspapers was $13.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's subsidiary, Liberty Group Operating, Inc. has a $175.0 million Revolving Credit Facility that matures in January of 2003. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that varies based upon a ratio set forth in the Credit Agreement. As a result, the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At June 30, 1999, the Company had borrowed $75.4 million under this Revolving Credit Facility.

Part II

ITEM 2. Changes in Securities and Use of Proceeds.

     None

ITEM 4. Submission of Matters to a Vote of Securities Holders.

     None

ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     2)  Financial Data Schedule

(b)  Reports on Form 8-K

     On July 16, 1999, the Company filed a Form 8-K with respect to its exchange of newspapers with Newspapers Holdings, Inc.

EXHIBIT
NUMBER    DESCRIPTION
------    -----------
27        Financial Data Schedule.


[FN]
*    None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

DATE:                                        LIBERTY GROUP
                                             PUBLISHING, INC.



August 16, 1999                              /s/ Kenneth L. Serota
                                             Kenneth L. Serota
                                             President and Chief
                                             Executive
                                             Officer




                                             /s/ Kevin O'Shea
                                             Kevin O'Shea
                                             Senior Vice President and
                                             Chief Financial Officer
                                             Principal Financial Officer