Form 10-Q
period 1999-09-30
LIBERTY GROUP PUBLISHING INC
filed 1999-11-15
CIK 1056464

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED         COMMISSION FILE NUMBER
                SEPTEMBER 30, 1999                333-46957

                         LIBERTY GROUP PUBLISHING, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                         36-4197635
          (State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

     3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS         60062
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

                                TABLE OF CONTENTS

  PART I                                FINANCIAL INFORMATION                                        PAGE
  ------                                ---------------------                                        ----
   Item 1    Unaudited Interim Consolidated Financial Statements

             Unaudited Consolidated Balance Sheets at September 30, 1999 and December 31,1998......    1

             Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended
             September 30, 1999 and September 30, 1998.............................................    2

             Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September
             30, 1999 and September 30, 1998.......................................................    3

             Notes to the Unaudited Interim Consolidated Financial Statements......................    4

   Item 2    Management's Discussion and Analysis of Financial Condition and Results
             of Operations.........................................................................    6

   Item 3    Quantitative and Qualitative Disclosures About Market Risk............................    8

PART II      OTHER INFORMATION

   Item 2    Changes in Securities and Use of Proceeds.............................................    9

   Item 4    Submission of Matters to a Vote of Security Holders...................................    9

   Item 6    Exhibits and Reports on Form 8-K......................................................    9

SIGNATURE  PAGE ...................................................................................   10

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                         1999                1998
                                                                     ------------         ----------
Assets
Current Assets:
Cash and cash equivalents                                              $     --            $  1,025
Accounts receivable, net of allowance
for doubtful accounts of $1,194 and $1,182
in 1999 and 1998, respectively                                           19,742              15,021
Inventory                                                                 1,938               2,200
Prepaid expenses                                                            679                 240
Other current assets                                                        644                 144
                                                                       --------            --------
Total current assets                                                     23,003              18,630

Property, plant and equipment, net                                       35,763              29,283
Intangible assets, net                                                  403,903             350,754
Deferred financing costs, net                                            10,030              11,347
Other assets                                                                 --                  54
                                                                       --------            --------
Total assets                                                           $472,699            $410,068
                                                                       ========            ========
Liabilities and stockholders' equity (deficit)
Current Liabilities:
Borrowings under revolving credit facility                             $ 92,400            $ 46,000
Current portion of long-term liabilities                                    400                 388
Accounts payable                                                          4,997               2,658
Accrued interest                                                          4,272               7,459
Accrued expenses                                                          8,562               7,023
Deferred revenue                                                          6,897               5,777
                                                                       --------            --------
Total current liabilities                                               117,528              69,305

Long-term liabilities:
Senior subordinated notes                                               180,000             180,000
Senior discount debentures, redemption value $89,000                     61,072              56,102
Long-term liabilities, less current portion                               1,517               1,446
Deferred income taxes                                                    15,691               8,455
                                                                       --------            --------
Total liabilities                                                       375,808             315,308

Senior mandatory redeemable exchangeable cumulative preferred stock, $0.01 par value, 21,000,000 shares authorized, 2,239,569 and 2,009,024 issued and outstanding at September 30, 1999 and
December 31, 1998                                                        57,366              51,460
Aggregate involuntary liquidation preference
$25 plus accrued dividends                                                   --                  --
Junior mandatory redeemable cumulative
preferred stock, $0.01 par value, 175,000
shares authorized, 56,872 and 52,812 issued and
outstanding at September 30, 1999 and December 31, 1998                  57,820              53,692
                                                                       --------            --------
Total mandatory redeemable preferred stock                              115,186             105,152

Stockholders' equity(deficit)
Common stock, $0.01 par value, 80,000 shares
authorized, issued and outstanding at September 30, 1999 and
December 31, 1998                                                             1                   1
Additional paid in capital                                                8,160               8,159
Subscriptions receivable                                                   (355)               (501)
Accumulated deficit                                                     (26,101)            (18,051)
                                                                       --------            --------
Total stockholders' equity (deficit)                                    (18,295)            (10,392)
                                                                       --------            --------
Total liabilities and stockholders' equity (deficit)                   $472,699            $410,068
                                                                       ========            ========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30
                                          --------------------------------   ------------------------------
                                              1999               1998             1999             1998
REVENUES:
     Advertising                            $31,750            $20,889          $86,707          $56,336
     Circulation                              6,900              5,897           20,250           16,684
     Job printing and other                   3,428              2,254            9,636            5,550
                                            -------            -------          -------          -------
Total revenues                               42,078             29,040          116,593           78,570
OPERATING COSTS AND EXPENSES:
     Operating costs                         18,558             11,818           51,787           31,638
     Selling, general and                    12,157              9,212           34,554           25,142
     administrative
     Depreciation and amortization            3,747              3,095           11,093            8,895
                                            -------            -------          -------          -------
Income from operations                        7,616              4,915           19,159           12,895

Interest expense                              8,283              6,142           22,760           17,201
Amortization of debt issue costs                401                349            1,104              932
                                            -------            -------          -------          -------
Income (loss)                                (1,068)            (1,576)          (4,705)          (5,238)
Net gain on exchange and
  disposition of assets                       6,689                 --            6,689               --
                                            -------            -------          -------          -------
Net income (loss)                             5,621             (1,576)           1,984           (5,238)
                                            =======            =======          =======          =======


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                  1999             1998
Cash flows from operating activities:
     Net income (loss)                                         $   1,984        $  (5,238)
Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
         Depreciation and amortization                            11,093            8,895
         Amortization of debt issue costs                          1,104              932
         Accretion of Senior discount notes                        4,970            4,025
         Non-cash Compensation                                       146               --
         Net gain on exchange and disposition of assets           (6,689)              --
     Changes in assets and liabilities, net of acquisitions:
         Working capital-net                                      (5,537)           6,081
         Other assets                                                 54              415
                                                                --------        ---------
Net cash flows provided by operating activities:                   7,125           15,110
                                                                --------        ---------
Cash flows from investing activities:
     Purchases of property, plant
         and equipment                                            (3,205)          (1,502)
     Acquisitions, net of cash
         Acquired                                                (51,416)        (350,137)
                                                                --------        ---------
Net cash flows used in investing
     activities                                                  (54,621)        (351,639)
                                                                --------        ---------
Cash flows from financing activities:
     Net proceeds from issuing
         long-term debt                                               --          221,217
     Net borrowings (repayments) under                            46,400           20,000
         revolving credit facility
     Net proceeds from issuing preferred stock                        --           91,750
     Net proceeds from issuing common                                 --            8,000
         Stock
     Increase in long term liabilities                                71               --
                                                                --------        ---------
Net cash provided by financing activities                         46,471          340,967
                                                                --------        ---------
Net increase (decrease) in cash and cash
     Equivalents                                                  (1,025)           4,438
Cash and cash equivalents, at
     beginning of period                                           1,025               --
                                                                --------        ---------
Cash and cash equivalents, at
     end of period                                              $    --         $   4,438
                                                                ========        =========
Supplemental disclosure of non-cash financing and
  investing activities

Accrued dividends on senior mandatory
   redeemable exchangeable cumulative
   preferred stock                                              $  5,906        $   4,630

Accrued dividends on junior mandatory
   redeemable cumulative preferred stock                        $  4,128        $   3,382

Net gain on exchange and disposition
   of assets                                                    $  6,689               --


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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 should be read in conjunction with the December 31, 1998 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998. Through September 30, 1999, the Company has purchased an additional 124 publications, net of 7 dispositions, for a total of 290 publications in 16 states across the United States.

The Company has accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of each acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations where appropriate. The costs of certain intangible assets acquired are being amortized over periods ranging from 5 to 40 years.

(2) BORROWINGS

The acquisitions, including the payment of related fees and expenses, were financed in part from the proceeds of $180.0 million from the issuance and sale by the Operating Company of $180.0 million aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and the proceeds of $50.5 million from the issuance and sale by LGP of $89.0 million aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009.

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

The Operating Company has in place a $175.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. Borrowings under the revolving credit facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the credit agreement) or the Eurodollar Rate (as defined in the credit agreement) plus a margin that varies based upon a ratio set forth in the credit agreement (the "Applicable Margin"). Under the terms of the Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin for Eurodollar Rate Advances (as defined in the credit agreement) per annum on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Revolving Credit Facility. No principal payments are due on the Revolving Credit Facility until the maturity date January 27, 2003. At September 30, 1999, the Operating Company has utilized $92.4 million of the Revolving Credit Facility.

(3) STOCKHOLDERS' EQUITY (DEFICIT)

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

To date, the Company has elected to pay all of its Senior Preferred Dividends in additional shares of Senior Preferred Stock. At September 30, 1999, the Company had accumulated but undeclared dividends of $1,376.

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

To date, the Company has elected to pay all of its Junior Preferred Dividends in additional shares of Junior Preferred Stock. At September 30, 1999, the Company had accumulated but undeclared dividends of $948.

(4) RELATED PARTY TRANSACTIONS

On January 27, 1998 the Company entered into a Management Agreement with Leonard Green & Partners, L.P. ("Green"), the principal stockholder of LGP; whereby, Green will provide management, consulting and financial planning services to the Company for an annual management fee of $1.0 million. Green owns 100% of the Junior Preferred Stock and 90% of the Common Stock.

(5) RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been reclassified to conform to the 1999 presentation.

(6) SUBSEQUENT EVENTS

The following newspapers were acquired by the Company subsequent to September 30, 1999:

TITLE                      LOCATION           TYPE OF PAPER        CIRCULATION
-----                      --------           -------------        -----------
Star Courier               Kewanee, IL        Daily                      5,756
Star Extra                 Kewanee, IL        Shopper                    5,000
Atkinson-Annawan News      Kewanee, IL        Weekly                     2,200
Henry County Advertizer    Geneseo, IL        Shopper                   17,881
Ottumwa Courier            Ottumwa, IA        Daily                     18,000
Wapello County Shopper     Ottumwa, IA        Shopper                   20,000
Forever Young              Ottumwa, IA        Magazine                  11,600
Area Visitors Guide        Ottumwa, IA        Magazine                  20,000
Neighbors                  Ottumwa, IA        Tab                       10,000
Homes                      Ottumwa, IA        Tab                        4,000
Times Record               Aledo, IL          Weekly                     3,000
Town Crier                 Aledo, IL          Shopper                   11,917
Eldora Herald-Ledger       Eldora, IA         Weekly                     2,600
Hardin County Index        Eldora, IA         Weekly                     2,600
Times-Plain Dealer         Cresco, IA         Weekly                     3,450
The Extra                  Cresco, IA         Shopper                    7,255


The following newspapers were disposed by the Company subsequent to September 30, 1999:


TITLE                      LOCATION           TYPE OF PAPER        CIRCULATION
-----                      --------           -------------        -----------
Daily Sun                  Beatrice, NE       Daily                      8,500
Penny Press 5              Beatrice, NE       Shopper                   18,500
Plug Nickel                Beatrice, NE       Shopper                    9,000
Weekender                  Beatrice, NE       Weekly                    22,000
Sunland                    Beatrice, NE       Shopper                   14,500
The Atchison Daily Globe   Atchison, KS       Daily                      3,500
Atchison Area Advertiser   Atchison, KS       Shopper                    3,800

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which have been summarized in the Company's Annual Report on Form 10-K, SEC file number 333-46957. Certain information in this section includes forward-looking statements pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters.

OVERVIEW

    The Company is a leading publisher of community newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of September 30, 1999, the Company owned 290 publications, including 67 daily newspapers and 123 paid weekly newspapers, in 16 states. Revenues are derived from advertising (73% of 1998 total revenues), circulation (20%), and job printing and other (7%).

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

    The Company began operations on January 27, 1998, upon the acquisition of virtually all of the assets and certain liabilities that were used primarily in the business of publishing, marketing and distributing a total of 166 community newspapers and related publications. The effective date of the initial acquisition was January 1, 1998. Since that time, the Company has purchased an additional 124 publications, net of 7 dispositions, for a total of 290 publications in 16 states across the United States.

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

    Although the quarter ended September 30, 1999 resulted in a net income position, the Company anticipates that in the forseeable future it will be in a tax loss position due to depreciation, amortization, and interest expense related to acquisitions. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses.

    RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

Total Revenues. Total revenues for the quarter ended September 30, 1999 increased by $13.1 million, or 45%, to $42.1 million from $29.0 million for the quarter ended September 30, 1998. The increase in total revenues for the quarter was comprised of a $10.9 million increase in advertising revenue, a $1.0 million increase in circulation revenue, and a $1.2 million increase in job printing and other revenue. Total revenues for the nine months ended September 30, 1999 increased by $38.0 million, or 48%, to $116.6 million from $78.6 million as of September 30, 1998. The increase in total revenues was primarily due to acquisitions, as well as revenue growth from existing properties and was comprised of a $30.4 million increase in advertising revenue and a $3.6 million increase in circulation revenue, while job printing and other revenue increased by $4.0 million.

    Operating Costs. Operating costs for the quarter ended September 30, 1999 were $18.6 million which was an increase of $6.8 million over the quarter ended September 30, 1998. Total Operating costs, for the nine months ended September 30, 1999 increased by $20.2 million, to $51.8 million from $31.6 million as of September 30, 1998. This increase was primarily driven by acquisitions. As a percentage of revenue, for the quarter ended September 30, 1999, operating costs increased from 40.7% to 44.1%, primarily because properties acquired subsequent to September 30, 1998 had a higher cost structure than existing properties.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 1999 increased by $3.0 million, to $12.2 million from $9.2 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses increased by $9.5 million to $34.6 million from $25.1 million as of September 30, 1998. The increase in selling, general and administrative expenses during the quarter ended September 30, 1999 was primarily due to acquisitions. As a percentage of revenue, for the quarter ended September 30, 1999, selling, general and administrative expenses decreased from 31.7% to 28.9%, primarily because properties acquired subsequent to September 30, 1998 had a lower cost structure than existing properties.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 1999 increased by $0.6 million, to $3.7 million from $3.1 million for the quarter ended September 30, 1998, as a result of the depreciation and amortization of fixed assets and intangible assets acquired during the period. For the nine months ended September 30, 1999, depreciation and amortization expense increased by $2.2 million to $11.1 million from $8.9 million as of September 30, 1998 primarily because of properties acquired subsequent to September 30, 1998.

    Interest Expense. Interest expense for the quarter ended September 30, 1999 increased by $2.2 million to $8.3 million from $6.1 million for the quarter ended September 30, 1998. For nine months ended on September 30, 1999, interest expense increased $5.6 million to $22.8 million from $17.2 million as of September 30, 1998. The increase in interest expense was primarily due to interest on borrowings used to fund acquisitions subsequent to September 30, 1998, as well as higher interest rates on the revolving credit facility.

    EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended September 30, 1999 increased by $3.4 million, to $11.4 million from $8.0 million for the quarter ended September 30, 1998. For nine months ended on September 30, 1999, EBITDA increased $8.5 million, to $30.3 million from $21.8 million as of September 30, 1998. The increase in EBITDA during the quarter ended September 30, 1999 was primarily due to operating income generated by acquisitions, higher sales volume, and lower newsprint costs.

    Net Income (Loss). The Company recognized net income of $5.6 million for the quarter ended September 30, 1999, compared to a net loss of $1.6 million for the quarter ended September 30, 1998. The $7.2 million increase in net income is primarily due to higher sales volume, lower newsprint costs, and earnings from new acquisitions, as well as a net gain from the exchange of properties with Newspaper Holdings, Inc. and the disposition of the Atchison Daily Globe. For the nine months ended September 30, 1999, the Company recognized net income of $2.0 million, compared to a net loss of $5.2 million for the nine months ended September 30, 1998. The $7.2 million increase in net income is attributable to higher sales volume, lower newsprint costs, earnings from new acquisitions, and net gains from the exchange and disposition of assets.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows From Operating Activities. Cash flows from operating activities for the nine months ended September 30, 1999 decreased by $8 million to $7.1 million compared with cash provided of $15.1 million for the nine months ended September 30, 1998. The decrease is primarily due to only one payment of semi-annual interest on Operating Company's 9.375% Subordinated notes in 1998 and higher receivables.

Cash Flows From Investing Activities. Net cash used in investing activities for the nine months ended September 30, 1999 reflects the acquisitions of Life Printing & Publishing, Inc., Halsted Shopper, Missouri Ozarks, Press Republican, the Maryville Daily Forum, Glen News Printing, and Maverick Media as well as the exchange of properties with Newspaper Holdings, Inc., and the disposition of the Atchison Daily Globe. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

    Cash Flows From Financing Activities. Net cash flows from financing activities for the nine months ended September 30, 1999 reflects borrowings made under the Company's Revolving Credit Facility to fund acquisition costs. Dividends payable on the Senior Preferred Stock and the Junior Preferred Stock may be paid, at the Company's option, in cash or in additional shares of the respective Stock having a liquidation preference equal to the dividend amount. To date, the Company has elected to pay all of its Dividends in additional shares of Stock. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

    LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the three months ended September 30, 1999 was $8.3 million including non-cash interest of $1.7 million and amortization of debt issuance costs of $0.4 million. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 1999, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage;
(iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic condition or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

    The Company has evaluated its internal software and computer systems and believes its costs associated with addressing the risk of operational disruption from internal software systems failures relating to Year 2000 issues will be approximately $0.4 million in 1999.

    Management believes that the Company's systems will be substantially Year 2000 ready prior to the commencement of the Year 2000. The Company should not have a material business risk from such Year 2000 issues provided the Company's suppliers, vendors, service providers and customers, over which the Company has no control, successfully address their own Year 2000 issues. The Company has assessed and will continue to monitor its suppliers, vendors, service providers and customers Year 2000 remediation efforts.

    Recent Acquisitions. In pursuit of its strategy to acquire community publications, the Company recently consummated several acquisitions. On July 1, 1999, the Company acquired the assets of Missouri Ozarks Publishing, a group of shopper publications in Osage Beach, MO with circulation of approximately 49,000. On July 1, 1999, the Company purchased the stock of Press Republican, a group of weekly newspapers in the Chicago suburbs, with a combined circulation of approximately 32,000. On July 31, 1999, the Company purchased the stock of Glen News, a group of weekly newspapers in the Chicago suburbs, with a combined circulation of approximately 24,000. On July 31, 1999, the Company acquired the assets of the Maryville Daily Forum, a daily publication with circulation of approximately 4,200. On July 1, 1999, the Company traded seven Pennsylvania properties for Moberly, MO; Joplin, MO; Beatrice, NE; Oswego, NY; Pratt, KS; Donaldsonville, LA and Bastrop, LA. On September 1, 1999, the Company acquired the assets of Penny Press 2 and The Gentry County Shopper, located in Maryville, MO, with circulation of 19,600 and 13,000, respectively. Each of these purchases will be accounted for using the purchase method of accounting.

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

    Subsequent Events.

The following newspapers were acquired by the Company subsequent to September 30, 1999:


TITLE                      LOCATION           TYPE OF PAPER        CIRCULATION
-----                      --------           -------------        -----------
Star Courier               Kewanee, IL        Daily                      5,756
Star Extra                 Kewanee, IL        Shopper                    5,000
Atkinson-Annawan News      Kewanee, IL        Weekly                     2,200
Henry County Advertizer    Geneseo, IL        Shopper                   17,881
Ottumwa Courier            Ottumwa, IA        Daily                     18,000
Wapello County Shopper     Ottumwa, IA        Shopper                   20,000
Forever Young              Ottumwa, IA        Magazine                  11,600
Area Visitors Guide        Ottumwa, IA        Magazine                  20,000
Neighbors                  Ottumwa, IA        Tab                       10,000
Homes                      Ottumwa, IA        Tab                        4,000
Times Record               Aledo, IL          Weekly                     3,000
Town Crier                 Aledo, IL          Shopper                   11,917
Eldora Herald-Ledger       Eldora, IA         Weekly                     2,600
Hardin County Index        Eldora, IA         Weekly                     2,600
Times-Plain Dealer         Cresco, IA         Weekly                     3,450
The Extra                  Cresco, IA         Shopper                    7,255

The following newspapers were disposed by the Company subsequent to September 30, 1999:


TITLE                      LOCATION           TYPE OF PAPER        CIRCULATION
-----                      --------           -------------        -----------
Daily Sun                  Beatrice, NE       Daily                      8,500
Penny Press 5              Beatrice, NE       Shopper                   18,500
Plug Nickel                Beatrice, NE       Shopper                    9,000
Weekender                  Beatrice, NE       Weekly                    22,000
Sunland                    Beatrice, NE       Shopper                   14,500
The Atchison Daily Globe   Atchison, KS       Daily                      3,500
Atchison Area Advertiser   Atchison, KS       Shopper                    3,800

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's subsidiary, Liberty Group Operating, Inc. has a $175.0 million Revolving Credit Facility that matures in January of 2003. Borrowings under the Revolving Credit Facility bear interest at an annual rate, at the Company's option equal to the Base Rate (as defined in the Credit Agreement) or the Eurodollar Rate (as defined in the Credit Agreement) plus a margin that varies based upon a ratio set forth in the Credit Agreement. As a result the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At September 30, 1999, the Company had borrowed $92.4 million under this Revolving Credit Facility.

Part II

ITEM 2.  Changes in Securities and Use of Proceeds.

                                      None

ITEM 4.  Submission of Matters to a Vote of Securities Holders.

                                      None

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits:

       2) Financial Data

(b)    Reports on Form 8-K

       On July 16, 1999, the Company filed a Form 8-K with respect to its exchange of newspapers with Newspaper Holdings, Inc. On September 14, 1999 the Company filed an Amendment to its Form 8-K with respect to its exchange of newspapers with Newspaper Holdings, Inc. The following financial statements were included in the 8-K in respect of the acquired newspapers: Statement of Net Assets, Statement of Income, Statement of Changes in Net Assets, Statement of Cash Flows.

       On October 15, 1999, the Company filed a Form 8-K with respect to its acquisitions and exchange with Lee Enterprises.


EXHIBIT
NUMBER           DESCRIPTION

27               Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

DATE:                                             LIBERTY GROUP PUBLISHING,
                                                  INC.




November 15, 1999                                 /s/ Kenneth L. Serota
                                                  Kenneth L. Serota
                                                  President and Chief
                                                  Executive
                                                  Officer




                                                  /s/ Kevin O'Shea
                                                  Kevin O'Shea
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  Principal Financial Officer