Form 10-K405
period 2000-12-31
LIBERTY GROUP PUBLISHING INC
filed 2001-04-02
CIK 1056464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE YEAR ENDED                        COMMISSION FILE NUMBER
               DECEMBER 31, 2000                             333-46957

                         LIBERTY GROUP PUBLISHING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                36-4197635
         (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

3000 DUNDEE ROAD, SUITE 203, NORTHBROOK, ILLINOIS              60062
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 272-2244

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   14.75% SENIOR MANDATORY REDEEMABLE EXCHANGEABLE CUMULATIVE PREFERRED STOCK
                   11.625% SENIOR DISCOUNT DEBENTURES DUE 2009

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of March 30, 2001 was 2,181,177. All Common Stock is owned by affiliates of the Registrant and there is no public market for the Common Stock.

                                TABLE OF CONTENTS

PART I
Item 1.           Business
Item 2.           Properties
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders

PART II
Item 5.           Market for Registrant's Common Equity and Related
                     Stockholder Matters
Item 6.           Selected Financial Data
Item 7.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk
Item 8.           Financial Statements and Supplementary Data
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 10.          Directors and Executive Officers of the Registrant
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial Owners and Management
Item 13.          Certain Relationships and Related Transactions

PART IV
Item 14.          Exhibits, Financial Statement Schedule and Reports on Form 8-K

                  (a)  Consolidated Financial Statements, Financial Statement
                         Schedule and Exhibits

                  (b)  Reports on Form 8-K

                         LIBERTY GROUP PUBLISHING, INC.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include the Company's ability to serve and retain existing customers as well as its ability to attract and retain new advertising and subscription customers; the Company's ability to continue its acquisition strategy; the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in its community markets; collection of receivables; general economic and business conditions which may reduce demand for advertising and its ability to attract and retain key employees. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 1. BUSINESS

OVERVIEW

The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2000, the Company owns and operates 336 publications in 16 states. The Company's total revenues are derived from advertising (77% of 2000 total revenues), circulation (17%) and job printing and other (6%).

The Company's primary costs and expenses are comprised of operating costs and selling, general and administrative expenses. Compensation and employee benefits are the Company's largest operating costs. The Company has been able to control compensation and employee benefit expenses through the implementation of new technologies and through the achievement of synergies from its strategy of clustering its newspaper operations.

INITIAL ACQUISITION

Liberty Group Publishing, Inc. ("LGP" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for its wholly-owned subsidiary, Liberty Group Operating, Inc. ("Operating Company" or "Registrant's Subsidiary"). The consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

On January 27, 1998, the Company acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322.4 million. The effective date of the Initial Acquisition was January 1, 1998. Revenues from the Initial Acquisition represented 54% and 45% of the Company's total revenue in 1999 and 2000, respectively.

In Item 6. Selected Financial Data, the term "Company" when used with respect to periods prior to January 1, 1998 refers to the combined group of newspapers sold by APC (the Local Newspaper Group of American Publishing Company) and when used with respect to periods subsequent to January 1, 1998 refers to Liberty Group Publishing, Inc. and its consolidated subsidiaries. The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1,

1998 is referred to as "Predecessor" while the consolidated financial information of the newspapers subsequent to the date of the Initial Acquisition is referred to as "Successor."

The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The fair values of certain identifiable intangible assets acquired and goodwill are being amortized over periods ranging from 5 to 40 years. Because of the purchase price allocation, the accompanying selected financial data of Successor within Item 6 are not directly comparable to those of Predecessor.

Prior to the Initial Acquisition, the Company operated as a business unit of APC and as such did not file separate tax returns. The income tax provision included in the Predecessor's financial data was computed as if the Predecessor were a separate company. Subsequent to the Initial Acquisition, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. In addition, due to the acquisition of the Company's assets from APC, the Company's asset values and capital structure are materially different than those set forth in the Predecessor's financial data for periods preceding the Initial Acquisition and, accordingly, historical interest expense is not indicative of the interest expense that the Company has incurred or will incur as a separate company.

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

On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and requires annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the Amended Revolving Credit Facility) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date.

CAPITALIZATION - EQUITY

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

The Senior Preferred Stock issued by LGP is senior to the Common Stock and Junior Preferred Stock of the Company with respect to dividend distributions and distributions upon the liquidation, winding up or dissolution of the Company. Dividends may be paid, at the Company's option, at any dividend payment date in cash or in additional shares of Senior Preferred Stock having a liquidation preference equal to the dividend amount. The liquidation preference of the Senior Preferred Stock is $25 per share. The Senior Preferred Stock is redeemable at the option of the Company any time after February 1, 1999 at stipulated redemption amounts and is mandatorily redeemable, subject to certain conditions, on February 1, 2010 at a price equal to 100% of its liquidation preference per share. In the event of a change in control of the Company, the Company must offer to repurchase the Senior Preferred Stock at 100% of its liquidation preference per share. Except as required by law, the holders of shares of Senior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of the Company. Subject to certain conditions, the Senior Preferred Stock is exchangeable, on any dividend payment date, in whole, but not in part, at the option of the Company for 14.375% Senior Subordinated Debentures (the "Exchange Debentures") of the Company maturing February 1, 2010. The Exchange Debentures are redeemable prior to maturity on substantially the same terms as the Senior Preferred Stock. Since inception, the Company has elected to pay all of its Senior Preferred Dividends in additional shares of Senior Preferred Stock.

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

In February 2000, the Company effected a 20-to-1 stock split of its common stock. All share and per share data included within this Form 10-K has been retroactively restated to account for this stock split. The Company then authorized the issuance of 55,000 additional common shares to be made available in the form of stock options to local publishers. Management also received a small portion of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the Company's stock option plan.

On April 18, 2000, the Company approved the authorization of an additional 1,000,000 shares of common stock. Also on this date, the Company raised approximately $7.4 million, net of issuance costs, from the issuance of 524,605 shares of common stock at $15 per share and approximately $20.6 million, net of issuance costs, from the issuance of 22,131 shares of its Junior Preferred Stock to Green Equity Investors III, L.P., at $1,000 per share.

On August 11, 2000, Operating Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Registrant's Subsidiary, the Executive and the Company was amended. Under and pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant (collectively, the "Loan Equity") for an aggregate purchase price of $250,000. In addition, the Company issued and sold to the Executive 23,174 shares of Common Stock of the Company (collectively, the "Additional Equity") for a purchase price per share of $15.00 for an aggregate purchase price of $347,610.

On December 15, 2000, the Company issued and sold to management 28,626 shares of common stock of the Company for an aggregate purchase price of $429,389. The purchase price was paid through the issuance of notes.

After giving effect to the stock split, the Green III investment, the Employment Agreement amendment, and the Management Investor issuance, 73% of the Junior Preferred Stock and 66% of the common stock is owned by Green II, the controlling stockholder of the Company. 27% of the Junior Preferred stock and 24% of the common stock is owned by Green III, 10% of the common stock and the remaining portion of the Junior Preferred Stock (0.2%) is owned by the Company's senior management team and publishers. These percentages are in effect as of 12/31/00.

Recent Acquisitions

The following publications with a combined total circulation of approximately 293,000 were acquired by the Company during 2000:

TITLE                                   LOCATION            TYPE OF PUBLICATIONS
-----                                   --------            --------------------

New Hampton Tribune                  New Hampton, IA             Weekly
The Advertiser                       New Hampton, IA             Shopper
Elko Daily Free Press                Elko, NV                    Daily
The Free Press Extra                 Elko, NV                    TMC
North Side News                      Jerome, ID                  Weekly
The Gooding County Leader            Jerome, ID                  Weekly
Lincoln County Journal               Jerome, ID                  Weekly
Dansville-Wayland Pennysaver         Dansville, NY               Shopper
Post South                           Plaquemine, LA              Weekly
West Bank Shopper                    Plaquemine, LA              TMC
Downers Grove Reporter (Wednesday)   Downers Grove, IL           Weekly
Downers Grove Reporter (Friday)      Downers Grove, IL           Weekly
Woodridge Progress                   Woodridge, IL               Weekly
Darien Progress                      Darien, IL                  Weekly
Westmont Progress                    Westmont, IL                Weekly
Lemont Reporter                      Lemont, IL                  Weekly
Clarendon Hills Progress             Clarendon Hills, IL         Weekly
Lisle Reporter                       Lisle, IL                   Weekly
Willowbrook Progress                 Willowbrook, IL             Weekly
Fulton County Shopper                Canton, IL                  Shopper

McDonough County Shopper             Macomb, IL                    Shopper
The Geneseo Republic                 Geneseo, IL                   Weekly
Cambridge Chronicle                  Geneseo, IL                   Weekly
Orion Gazette                        Geneseo, IL                   Weekly
The Shopper                          Geneseo, IL                   Shopper
The Daily Telegram                   Adrian, MI                    Daily
Adrian Medley                        Adrian, MI                    TMC
Adrian Access Shopper                Adrian, MI                    Shopper
The Daily Reporter                   Coldwater, MI                 Daily
The Reporter Extra                   Coldwater, MI                 TMC
Coldwater Shoppers Guide             Coldwater, MI                 Shopper
Sturgis Journal                      Sturgis, MI                   Daily
The Weekender                        Sturgis, MI                   TMC
Sturgis Gateway Shopper              Sturgis, MI                   Shopper
Bronson Journal                      Bronson, MI                   Weekly
Clintonville Tribune-Gazette         Clintonville, WI              Weekly
Colon Express                        Colon, MI                     Weekly
Jonesville Independent               Jonesville, MI                Weekly
Union City Register-Tribune          Union City, MI                Weekly
Vicksburg Commercial Express         Vicksburg, MI                 Weekly
The Vicksburg Broadcast              Vicksburg, MI                 Shopper
Pekin Daily Times                    Pekin, IL                     Daily
Times Review                         Pekin, IL                     TMC








INDUSTRY BACKGROUND

Newspaper publishing is the oldest and largest segment of the media industry. Due to a focus on local news, newspapers remain the dominant medium for local advertising. Newspapers continue to be the best medium for retail advertising, which emphasizes the price of goods, in contrast to television, which is generally used for image advertising.

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

Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which generally makes up approximately 40% of newspaper advertising revenues, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales.

OPERATING STRATEGY

The Company's strategy is to increase revenues and cash flows through local news and other content leadership; revenue enhancement; strategic technological investments; geographic clustering; high quality editorial content and presentation; circulation growth; and cost control, as described below:

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

Revenue Enhancement. The Company aggressively capitalizes on the good name and reputation it has built in each of its local communities to reach out to non-traditional newspaper customers through the development of special sections, community oriented events, Internet activities and other successful marketing ideas that are constantly shared by and among the Company's newspapers.

Strategic Technological Investments. The Company has committed to develop and maintain Internet websites for all of its daily newspapers and certain of its weekly papers. The websites provide an Internet editorial presence and full Internet classified services for the Company's newspapers and should allow the Company to take advantage of the increasing use of the Internet and the potential advertising opportunities. Although the Company believes that providing an Internet product is important to broadening the presence of its newspapers in their respective communities and ultimately increasing the Company's revenues through such value added services, the Company believes that most of its customers prefer the newspaper in a printed form. Management believes that by being the leading provider of local news and other content in most of its markets, its newspapers are well positioned to maintain their leadership position among local advertisers, whether in print or electronic form.

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

High Quality Editorial Content and Presentation. The Company's newspapers are committed to editorial excellence, providing the proper mix of local and national news to effectively serve the needs of their local markets. The Company's newspapers often receive awards for excellence in various areas in their respective regions and categories. In addition, the Company's newspapers are designed to attract readers through attractive layouts and color enhancements. Geographic clustering allows for better quality personnel and equipment than smaller markets might otherwise attract, resulting in a significant increase in newspaper quality.

Circulation Growth. The Company believes that circulation growth is important to the creation of long-term franchise value at its newspapers. Accordingly, the Company has and will continue to invest in telemarketing and promotional campaigns where appropriate to increase circulation and readership.

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

Management believes that successful implementation of the operating strategy described above should position the Company to continue to optimize its operating cash flow. The Company may also continue to seek strategic newspaper acquisitions that would contribute to the Company's overall growth strategy, whether through revenue growth and/or cost reduction opportunities that meet the Company's acquisition criteria.

ADVERTISING, CIRCULATION AND PRINTING REVENUES.

Advertising revenues include Display (local and national department stores, specialty shops and other retailers), National (national advertising accounts), and Classified advertising (employment, automotive, real estate and personals). Management believes that classified and national advertising revenues are more volatile than display advertising revenues. Classified and national advertising for the Company represents a smaller portion of its revenues than other newspapers in the industry. As a result, management believes its advertising revenue stream is more predictable than other newspaper companies. The contribution of Display, National, Classified, Circulation, and Job Printing & Other revenues to total revenues for fiscal years 1999 and 2000 were as follows:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                             1999                  2000
                                             ----                  ----

Display.................................        54%                   56%
National................................         3%                    3%
Classified..............................        18%                   18%
Circulation.............................        17%                   17%
Job Printing & Other....................         8%                    6%
                                          ---------              --------
                                               100%                  100%

Newsprint. Newsprint represents one of the largest costs of producing a newspaper. The Company's newspapers buy newsprint from a number of suppliers, resulting in an adequate supply of newsprint at market prices. In 1999 and 2000, the Company incurred newsprint expense of approximately $7.2 million in 1999 and $9.8 million in 2000. Newsprint expense as a percentage of revenue for 1999 and 2000 was 4.5% and 5.1%, respectively. Newsprint expense as a percentage of revenue increased in 2000 due to higher newsprint prices during the year.

Employee Relations. The Company employs approximately 2,400 full-time employees and approximately 1,300 part-time employees. Less than 4% of its employees belong to labor unions. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership, and the Company considers its relations with its employees to be good.

Seasonality. Newspaper companies tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to fewer holidays and more inclement weather compared to other quarters, the Company's first fiscal quarter is historically the Company's weakest revenue quarter of the year.

Competition. Each of the Company's newspapers competes to varying degrees with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media, for advertising and circulation revenue. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. The Company's newspapers are the dominant source for local news and other content, with strong name recognition in their market and minimal direct competition from similar daily newspapers published in their markets. However, as with most suburban and smaller daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in the Company's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. The Company's daily newspapers generally capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time compete with other companies which have greater financial resources than the Company.

Electronic Media. Many newspaper companies are now publishing news and other content on the Internet. In addition, there are several companies which have developed sites on the Internet which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

The Company believes it has the most effective means to gather and distribute its local news and other content. All of the Company's daily publications and certain of the weeklies have their own web sites, currently numbering 83 in all. The Company's web sites have a consistent format providing a selection of local and other news along with classified advertising, features and details of local events and activities.

The Company has been able to expand the reach of its classified reader ads by placing the ads on line as well as in the newspapers.

The Company believes that its ability to self-promote its websites in its printed newspapers as Internet portals for the community and its focus on local content limits the competitive threat to its core newspaper business from new media businesses. Additionally, the Company considers its local display advertising revenues to be less threatened by new media than larger metropolitan newspaper classified advertising which lends itself more to sifting and searching. Classified advertising represents a lower proportion of the Company's revenues than is the case for larger market publications; classified advertising represents 23% of the Company's advertising revenues compared with 40% for the U.S newspaper industry as a whole.

ITEM 2. PROPERTIES

The Company's executive offices are located in an office park in Northbrook, Illinois, where the Company leases approximately 4,879 square feet under a lease terminating in 2004. The Company also maintains locations and offices at numerous locations throughout the United States for its publications and printing operations. The Company does not believe any individual property is material to the Company's consolidated financial position or results of operations.

The following table summarizes the publications owned by the Company as of December 31, 2000:

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

IDAHO
     BURLEY
       SOUTH IDAHO PRESS (D)
       THE NEWS REVIEW (S)
       THE ADVERTISER (S)
     HAILEY
       WOOD RIVER JOURNAL (W)
       YOUR HOME MAGAZINE (M)
       WOOD RIVER JOURNAL DINING (BI-A)
       EXPLORER (A)
     JEROME
       NORTH SIDE NEWS (W)
       THE GOODING COUNTY LEADER (W)
       LINCOLN COUNTY JOURNAL (W)
     MINODOKA
       MINIDOKA COUNTY NEWS (W)

ILLINOIS
     ALEDO
       TIMES RECORD (W)
       TOWN CRIER (S)
       THE RIDGE (S)
     BENTON
       BENTON EVENING NEWS (D)
       THE BENTON STANDARD (W)
     CANTON
       DAILY LEDGER (D)
       SPOON RIVER ADVERTISER (S)
       FULTON COUNTY SHOPPER (S)
     CARMI
       THE CARMI TIMES (D)
       THE WEEKLY TIMES (W)
       WHITE COUNTY SHOPPER NEWS (S)
     CHESTER
       CHESTER HERALD TRIBUNE (W)
     CHRISTOPHER
       CHRISTOPHER PROGRESS (W)
     DUQUOIN
       DUQUOIN EVENING CALL (D)
       THE ASHLEY NEWS (W)
       DUQUOIN NEWS (W)
     DWIGHT
       DWIGHT STAR & HERALD (W)
       THE REGISTER (S)
       GARDNER CHRONICLE (W)
       COURIER PRESS (HERSCHER) (W)
     FAIRBURY
       THE BLADE (W)
     FLORA
       CCAP SPECIAL (T)

       DAILY ADVOCATE PRESS (D)
     GALATIA
       MONEY STRETCHER (S)
     GALESBURG
       PENNYSAVER PRESS (S)
     GENESEO
       HENRY COUNTY ADVERTIZER (S)
       THE GENESEO REPUBLIC (W)
       CAMBRIDGE GAZETTE (W)
       ORION GAZETTE (W)
       THE SHOPPER (S)
     HARRISBURG
       ELDORADO DAILY JOURNAL (D)
       HARRISBURG DAILY REGISTER (D)
     HERRIN
       THE SPOKESMAN (W)
       THE SPOKESMAN SUNDAY (T)
     KEWANEE
       STAR COURIER (D)
       ATKINSON-ANNAWAN NEWS (W)
       STAR EXTRA (T)
     MACOMB
       MACOMB JOURNAL (D)
       JOURNAL EXTRA (T)
       MCDONOUGH COUNTY SHOPPER (S)
     MARION
       MARION DAILY REPUBLICAN (D)
       MARION DAILY EXTRA (T)
     MONMOUTH
       DAILY REVIEW ATLAS (D)
       OQUAWKA CURRENT (W)
       PENNYSAVER (S)
     MURPHYSBORO
       MURPHYSBORO AMERICAN (W)
       AMERICAN MONDAY (T)
     NEWTON
       NEWTON PRESS-MENTOR (W)
     NORRIS CITY
       NORRIS CITY BANNER (W)
     OLNEY
       JASPER COUNTY NEWS EAGLE,
         ADVANTAGE (T)
       THE OLNEY DAILY MAIL (D)
       THE WEEKLY MAIL (W)
     PEKIN
       PEKIN DAILY TIMES (D)
       TIMES REVIEW (T)
     PONTIAC
       DAILY LEADER (D)
       HOME TIMES (W)

       LIVINGSTON SHOPPING NEWS (S)
     SHAWNEETOWN
       GALLATIN DEMOCRAT (W)
       RIDGWAY NEWS (W)
     SPRINGFIELD
       SPRINGFIELD SHOPPER (S)
     SUBURBAN CHICAGO NEWSPAPERS
       BERWYN/STICKNEY/ FOREST VIEW LIFE (W)
       CICERO LIFE (W)
       BROOKFIELD/LYONS SUBURBAN LIFE (W)
       COUNTRYSIDE/HODGKINS/INDIAN HEAD
         PARK/BROOKFIELS SUBURBAN
         LIFE (W)
      HILLSIDE/BROADVIEW/BERKELEY PRESS(W)
      LAGRANGE/LAGRANGE PARK
         SUBURBAN LIFE (W)
       NORTH RIVERSIDE/RIVERSIDE
         SUBURBAN LIFE (W)
       WESTCHESTER SUBURBAN LIFE (W)
       WESTERN SPRINGS SUBURBAN LIFE (W)
       WESTCHESTER NEWS (W)
       LAGRANGE PRESS(W)
       ADDISON PRESS (W)
       BENSENVILLE/WOODDALE PRESS (W)
       ELMHURST PRESS (W)
       LOMBARD SPECTATOR (W)
       OAKBROOK TERRACE/VILLA PARK
         PRESS (W)
       ELMHURST SUBURBAN LIFE (W)
       LOMBARD SUBURBAN LIFE (W)
       VILLA PARK SUBURBAN LIFE (W)
       BURR RIDGE/WILLOWBROOK SUBURBAN
         LIFE (W)
      CLARENDON HILLS SUBURBAN
         LIFE (W)
      DARIEN SUBURBAN LIFE (W)
      DOWNERS GROVE REPORTER (W)
      HINSDALE/OAK BROOK SUBURBAN LIFE (W)
      WESTMONT SUBURBANLIFE (W)
      LISLE/NAPERVILLE REPORTER (W)
      WOODRIDGE PROGRESS (W)
      LEMONT REPORTER/METROPOLITAN(W)
      BOLINGBROOK/ROMEOVILLE
         REPORTER/METROPOLITAN (W)
      BURR RIDGE PROCESS (W)
      CLARENDON HILLS PROGRESS (W)
      DARIEN PROGRESS (W)
      HINSDALE PROGRESS (W)
      WESTMONT PROGRESS (W)
      WILLOWBROOK PROGRESS (W)

      DOWNERS GROVE PROGRESS (W)
      GLEN ELLYN NEWS (W)
      WHEATON LEADER (W)
      WARRENVILLE POST (W)
      WEST CHICAGO PRESS (W)
      WINFIELD PRESS (W)
      BARTLETT/HANOVER PARK/STREAMWOOD
         PRESS (W)
      BLOOMINGDALE PRESS (W)
      CAROL STREAM/GLENDALE HEIGHTS
         PRESS (W)
      ITASCA/ROSELLE PRESS (W)
      BATAVIA REPUBLICAN (W)
      ELBURN REPUBLICAN (W)
      GENEVA REPUBLICAN (W)
      NORTH AURORA REPUBLICAN (W)
      ST. CHARLES/WAYNE REPUBLICAN (W)
      SUGAR GROVE REPUBLICAN (W)
      HUNTLEY FARMSIDE PRESS (W)
      MARENGO/UNION PRESS (W)
      LIFE'S EXTRA (MAG)
      LIFE CAREER MOVES (MAG)
      HOMETOWN (MAG)
      PRIME TIMES (MAG)
      SELECT HOMES (MAG)
     TEUTOPOLIS
       TEUTOPOLIS PRESS (W)
     WEST FRANKFORT
       DAILY AMERICAN (D)
       TRADER (W)
       FRANKLIN PRESS (T)

IOWA
     CHARLES CITY
       CHARLES CITY PRESS (D)
       THE EXTRA (T)
       SIX COUNTY SHOPPER (T)
     CRESCO
       TIMES-PLAIN DEALER (W)
       THE EXTRA (S)
     ELDORA
       ELDORA HERALD-LEDGER (W)
       HARDIN COUNTY INDEX (S)
     NEW HAMPTON
       NEW HAMPTON TRIBUNE (W)
       THE ADVERTISER (S)
     OTTUMWA
       OTTUMWA COURIER (D)
       WAPELLO COUNTY SHOPPER (S)
       FOREVER YOUNG (MAG)

       AREA VISITORS GUIDE (MAG)
       NEIGHBORS (MAG)
       HOMES (MAG)

KANSAS
     AUGUSTA
       AUGUSTA DAILY GAZETTE (D)
       AUGUSTA ADVERTISER (T)
     DERBY
       DAILY REPORTER (D)
       THE RECORD JOURNAL (W)
       THE WEEKLY SHOPPER (S)
     EL DORADO
       THE EL DORADO TIMES (D)
       EL DORADO TIMES WEEKLY (T)
       SHOPPERS GUIDE (S)
     KANSAS CITY
       KANSAS CITY KANSAN (D)
       KANSAS CITY KANSAN "SUNDAY" (W)
       WYNADOTT COUNTY SHOPPER (S)
    LEAVENWORTH
       THE LEAVENWORTH TIMES (D)
       THE LEAVENWORTH TIMES SUNDAY (W)
       RIVER BEND JOURNAL (T)
       CHRONICLE SHOPPER (S)
       LANSING CHRONICLE (S)
       SOUTH COUNTY CHRONICLE (S)
       THE LEAVENWORTH LAMP (W)
     MCPHERSON
       MCPHERSON SENTINEL (D)
       THE SENTINEL AD-VISER (T)
       MAC SHOPPER (S)
     PRATT
       THE PRATT TRIBUNE (D)
       BARBER COUNTY INDEX (W)
       ST. JOHNS NEWS (W)
       KIOWA COUNTY SIGNAL (W)
       SUNFLOWER SHOPPER TMC (T)
     SHAWNEETOWN
       JOURNAL-HERALD (W)
     WELLINGTON
       DAILY NEWS (D)

LOUISIANA
     BASTROP
       THE BASTROP DAILY Enterprise (D)
       THE EXTRA (T)
     DERIDDER
       BEAUREGARD DAILY NEWS (D)
     DONALDSONVILLE

       THE DONALDSONVILLE CHIEF (W)
       THE CAJUN GAZETTE (W)
     GONZALES
       ASCENSION CITIZEN (W)
       NICKEL ADS (S)
       THE MARKETEER (T)
     IOWA
       IOWA NEWS (W)
     LEESVILLE
       LEESVILLE DAILY LEADER (D)
     MOSS BLUFF
       MOSS BLUFF NEWS (W)
     PLAQUEMINE
       POST SOUTH (W)
       WEST BANK SHOPPER (S)
     SULPHUR
       SOUTHWEST DAILY NEWS (D)
       GUARDIAN (S)
     VINTON
       VINTON NEWS (W)
     WESTLAKE
       WESTLAKE NEWS (W)

MICHIGAN
     ADRIAN
       THE DAILY TELEGRAM (D)
       ADRIAN MEDLEY (T)
       ADRIAN ACCESS SHOPPER (S)
     BRONSON
       BRONSON JOURNAL (W)
     CHEBOYGAN
       CHEBOYGAN DAILY TRIBUNE (D)
       SHOPPERS FAIR (S)
     COLDWATER
       THE DAILY REPORTER (D)
       THE REPORTER EXTRA (T)
       COLDWATER SHOPPERS GUIDE (S)
     COLON
       COLON EXPRESS (W)
     IONIA
       SENTINEL-STANDARD (D)
       SENTINEL STANDARD TMC (T)
     JONESVILLE
       JONESVILLE INDEPENDENT (W)
     SAULT STE. MARIE
       THE EVENING NEWS (D)
       TRI COUNTY BUYERS GUIDE (T)
    STURGIS
       STURGIS JOURNAL (D)
       THE WEEKENDER (T)

       STURGIS GATEWAY SHOPPER (S)
    UNION CITY
       UNION CITY REGISTER-TRIBUNE (W)
    VICKSBURG
       THE VICKSBURG COMMERCIAL EXPRESS (W)
       THE VICKSBURG BROADCAST (S)

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

MISSOURI
     ALBANY
       GENTRY COUNTY SHOPPER (S)
     BOONVILLE
       BOONVILLE DAILY NEWS (D)
       THE RECORD (T)
     BROOKFIELD
       DAILY NEWS BULLETIN (D)
       DAILY NEWS BULLETIN EXTRA (T)
     CAMDENTON
       LAKE SUN LEADER (D)
       PENNYSAVER (T)
     CARTHAGE
       THE CARTHAGE PRESS (D)
       THE CARTHAGE PRESS SCOPE (T)
     CHILLICOTHE
       C.T. EXTRA (S)

       CONSTITUTION TRIBUNE (D)
     GREENFIELD
       LAKE STOCKTON SHOPPER (S)
       MILLER PRESS (W)
       THE VEDETTE (W)
     JOPLIN
       BIG NICKEL (S)
     KIRKSVILLE
       KIRKSVILLE CRIER (S)
       KIRKSVILLE DAILY EXPRESS & NEWS (D)
     LAKE OZARKS
       LAKE AREA NEWS FOCUS (S)
       TUBE TAB (S)
       LAKE OF THE OZARKS BOATS (S)
       LAKE OF THE OZARKS REAL ESTATE (S)
     MACON
       CHRONICLE HERALD (D)
       MACON JOURNAL (T)
     MARCELINE
       MARCELINE PRESS (W)
       SHO-ME SHOPPER (T)
     MARYVILLE
       MARYVILLE DAILY FORUM (D)
       WEEKLY BARGAIN SHOPPER (S)
       PENNY PRESS 2 (S)
    MEXICO
       THE MEXICO LEDGER (D)
       THE MEXICO LEDGER TMC (T)
     MOBERLY
       MOBERLY MONITOR INDEX (D)
     NEOSHO
       NEOSHO DAILY NEWS (D)
       NEOSHO DAILY NEWS "ETC." (T)
       NEOSHO DAILY NEWS "SUNDAY" (W)
     OSAGE BEACH
       VACATION NEWS (F)
     ROLLA
       ROLLA DAILY NEWS (D)
       ROLLA DAILY NEWS "PLUS" (T)
     SAINT JAMES
       ADVERTISER (T)
       ST. JAMES LEADER JOURNAL (W)
     WAYNESVILLE
       THE DAILY GUIDE (D)
       DAILY GUIDE EXTRA (T)
       FORT WOOD CONSTITUTION (F)

NEVADA
     ELKO
       ELKO DAILY FREE PRESS (D)

       THE FREE PRESS EXTRA (T)

NEW YORK
     BATH
       STEUBEN COURIER ADVOCATE (F)
     CANISTEO
       HORNELL CANSITEO PENN-E-SAVER (S)
     DANSVILLE
       GENESEE COUNTY EXPRESS (W)
       GENESEEWAY SHOPPER (S)
       DANSVILLE-WAYLAND PENNYSAVER (S)
     FT. PLAIN
       MOHAWK VALLEY PENNYSAVER (S)
     HERKIMER
       THE EVENING TELEGRAM (D)
       IMAGES (F)
     HORNELL
       EVENING TRIBUNE (D)
       THE SPECTATOR (SUNDAY) (W)
       THE TRIBUNE EXTRA (T)
     HORSEHEADS
       THE SHOPPER (S)
     LIBERTY
       CATSKILL SHOPPER (S)
     LITTLE FALLS
       THE EVENING TIMES (D)
       TIMES-SAVER (T)
     OSWEGO
       THE PALLADIUM TIMES (D)
       COMMUNITY PREVIEW TMC (T)
     PAINTED POST
       CORNING-ELMIRA PENNYSAVER (S)
     PENN YAN
       CHRONICLE AD-VISER (S)
       THE CHRONICLE-EXPRESS (W)
     SAUGERTIES
       MOUNTAIN PENNYSAVER (F)
       SAUGERTIES PENNYSAVER (S)
       SAUGERTIES POST STAR (W)
     SYRACUSE
       THE BUSINESS RECORD(W)
     WELLSVILLE
       ALLEGANY CO. PENNYSAVER (S)
       WELLSVILLE DAILY REPORTER (D)
       WELLSVILLE DAILY TMC (T)


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

WEST VIRGINIA
     KEYSER
       MINERAL DAILY NEWS TRIBUNE (D)
       NEWS TRIBUNE & MOUNTAIN
         ECHO (W)
       TODAY'S SHOPPER (S)

WISCONSIN
     CLINTONVILLE
        CLINTONVILLE TRIBUNE-GAZETTE (W)

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved from time to time in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no public market for the Company's Common Stock. As set forth in Item 12, 1,964,605 shares (90% of the total shares outstanding) are owned by Green Equity Investors II, L.P., and Green Equity Investors III, L.P. The remaining shares of the Common Stock are owned by certain officers and other management personnel of the Company, or held as treasury shares.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data of the Company. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report on Form 10-K.


                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                            1996          1997        1998         1999          2000
                                            ----          ----        ----         ----          ----
                                        (PREDECESSOR) (PREDECESSOR) (SUCCESSOR) (SUCCESSOR)   (SUCCESSOR)
                                                            (DOLLARS IN THOUSANDS)
STATEMENT OF
OPERATIONS DATA:
Revenues:
   Advertising .......................    $  67,756    $  69,602    $  82,062    $ 121,430    $ 150,247
   Circulation .......................       21,064       21,451       22,844       27,543       32,318
   Job printing and other ............        8,722        7,666        7,625       12,382       12,119
                                          ---------    ---------    ---------    ---------    ---------
Total revenues .......................       97,542       98,719      112,531      161,355      194,684
Operating costs ......................       39,660       39,309       45,976       68,351       84,056
Selling, general and administrative...       29,919       29,171       32,329       45,631       54,973
                                          ---------    ---------    ---------    ---------    ---------
Newspaper EBITDA .....................       27,963       30,240       34,226       47,373       55,655
Corporate expenses ...................            -            -        3,736        5,668        8,341
Non cash compensation ................            -            -          238          223          163
                                          ---------    ---------    ---------    ---------    ---------
EBITDA ...............................       27,963       30,240       30,252       41,482       47,151
Depreciation and amortization ........        7,854        7,470       11,917       16,657       19,864
                                          ---------    ---------    ---------    ---------    ---------
Income from operations ...............       20,109       22,769       18,335       24,825       27,287
Interest expense .....................       10,961       10,551       25,234       32,313       40,229
Net gain on exchange
   and disposition of properties .....            -            -            -        6,197            -
                                          ---------    ---------    ---------    ---------    ---------
Income (loss) before income
   taxes, and extraordinary items ....        9,141       12,218       (6,899)      (1,291)     (12,942)
Income taxes .........................        4,006        5,271            -          295          491
                                          ---------    ---------    ---------    ---------    ---------
Income (loss) before
   extraordinary item ................        5,135        6,949       (6,899)      (1,586)     (13,433)
Extraordinary gain on
   insurance proceeds ................            -            -            -          485            -
                                          ---------    ---------    ---------    ---------    ---------
Net income (loss) ....................    $   5,135    $   6,949    $  (6,899)   $  (1,101)   $ (13,433)
                                          ---------    ---------    ---------    ---------    ---------
Dividends on preferred stock .........                                (11,152)     (13,595)     (17,018)
                                                                    ---------    ---------    ---------
Net loss available to
   common stockholders ...............                              $ (18,051)   $ (14,696)   $ (30,451)
                                                                    =========    =========    =========

Newspaper EBITDA includes income from operations adjusted to exclude depreciation and amortization expense, corporate expenses, and non-cash compensation and to also include amortization of debt issuance costs.


                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                    1996       1997         1998        1999          2000
                                    ----       ----         ----        ----          ----
                               (PREDECESSOR)(PREDECESSOR)(SUCCESSOR)  (SUCCESSOR) (SUCCESSOR)
                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ....   $   1,768   $   1,452   $   1,025    $   1,860    $   1,036

Total assets .................     112,974     109,700     410,068      479,160      563,501
Total debt ...................           -           -     283,936      344,231      402,746
Senior Preferred Stock .......           -           -      51,460       59,481       68,752
Junior Preferred Stock .......           -           -      53,692       59,266       89,328
Stockholders' equity (deficit)     102,980      99,139     (10,392)     (25,087)     (48,026)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The discussion and analysis below includes certain forward-looking statements (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in its markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 2001, and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Disclosure Regarding Forward-Looking Statements" on page 1 for a discussion of factors that could cause or contribute to such material differences.

OVERVIEW

The Company is a leading U.S. publisher of local newspapers and related publications that are a dominant source of local news and print advertising in their markets. The Company's revenues are derived from advertising (77% of 2000 total revenues), circulation (17%) and job printing and other (6%).

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

Liberty Group Publishing, Inc. ("LGP") was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by APC. LGP is a holding company for its wholly-owned subsidiary, Liberty Group Operating, Inc. ("Operating Company"). The consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

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

In 1998, the Company acquired 91 additional publications in 18 transactions for a total acquisition cost of $61.8 million. The Company acquired 49 and 43 publications, in 13 and 12 transactions, for a total acquisition cost of $54.8 million and $84.5 million, during 1999 and 2000, respectively.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues for the year ended December 31, 2000 increased by $33.3 million, or 21%, to $194.7 million. The increase in revenue was primarily due to revenue from acquired properties and same store increases in advertising partially offset by decreases in same store printing and circulation revenue. The increase in total revenues for the year ended December 31, 2000 was comprised of a $28.8 million or 24% increase in advertising revenue, a $4.8 million or 17% increase in circulation revenue, and a $0.3 million or 2% decrease in job printing and other revenue.

Operating costs for the year ended December 31, 2000 were $84.7 million or 44% of revenue which was an increase of $16.3 million over the year ended December 31, 1999 when operating costs were $68.4 million or 42% of revenue. The increase in operating costs as a percentage of revenue for the year ended December 31, 2000 was primarily due to higher cost structures of acquired properties and higher same store labor, delivery, and newsprint costs.

Selling, general and administrative expenses for the year ended December 31, 2000 increased by $11.4 million, to $62.9 million or 32% of revenues from $51.5 million for the year ended December 31, 1999 when expenses were also 32% of revenues.

EBITDA for the year ended December 31, 2000 increased by $5.7 million, to $47.2 million from $41.5 million for the year ended December 31, 1999. The increase was primarily driven by acquisitions and growth in same store advertising revenue, which was partially offset by lower same store print and circulation revenue and higher same store labor, delivery and newsprint costs. EBITDA as a percentage of revenue declined from 26% to 24% due to lower margins at properties acquired during 2000.

Depreciation and amortization expenses for the year ended December 31, 2000 increased by $3.2 million to $19.9 million from $16.7 million for the year ended December 31, 1999. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2000, and amortization of intangibles from 2000 acquisitions.

Income from operations increased by $2.5 million from $24.8 million or 15% of revenues for the year ended December 31, 1999 to $27.3 million or 14% of revenues for the year ended December 31, 2000. The increase was primarily driven by acquisitions and growth in same store advertising revenue, which was offset by same store reductions in printing and circulation revenue, higher labor, newsprint and delivery costs, and higher depreciation and amortization expenses.

Total interest expense (including amortization of deferred financing fees) increased by $7.9 million to $40.2 million for the year ended December 31, 2000 from $32.3 million for the year ended December 31, 1999, primarily due to higher debt balances borrowed to fund acquisitions, higher interest rates on bank debt, and higher accretion of the Company's Senior Discount Debentures.

For the year ended December 31, 2000, the Company recognized a net loss of $13.4 million compared to a net loss of $1.1 million for the same period in 1999. The increase of $12.3 million, was due primarily to decreases in print and circulation revenue; higher labor, newsprint, and delivery costs; higher depreciation, amortization, and interest expenses; a 1999 net gain from the exchange and disposition of certain publications and a 1999 extraordinary gain on insurance proceeds.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues for the year ended December 31, 1999 increased by $48.8 million, or 43%, to $161.4 million. The increase in revenue was primarily due to revenue from acquired properties and same store increases in advertising partially offset by decreases in same store printing revenue. The increase in total revenues for the year ended December 31, 1999, was comprised of a $39.4 million or 48% increase in advertising revenue, a $4.8 million or 21% increase in circulation revenue, and a $4.8 million or 62% increase in job printing and other revenue.

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

Selling, general and administrative expenses for the year ended December 31, 1999 increased by $15.2 million, to $51.5 million or 32% of revenues from $36.3 million for the year ended December 31, 1998 when expenses were 32% of revenues. The stability in selling, general, and administrative expenses for the year ended December 31, 1999 was primarily due to the implementation of cost controls at the Company's publications.

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

Income from operations for the year ended December 31, 1999 increased by $6.5 million from $18.3 million or 16% of revenues to $24.8 million or 15% of revenues. The increase was primarily driven by acquisitions, and on a same store basis, growth in advertising revenue, and lower newsprint prices, which was offset by same store reductions in printing revenue, higher labor costs and higher depreciation and amortization expenses.

Total interest expense (including amortization of deferred financing fees) increased by $7.1 million to $32.3 million from $25.2 million in 1998, primarily due to higher debt balances borrowed to fund acquisitions, higher interest rates on bank debt, and higher accretion of the Company's Senior Discount
Debentures.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities. Cash flows provided by operating activities for the year ended December 31, 2000 increased by $7.2 million to $15.7 million compared with cash provided of $8.5 million for the year ended December 31, 1999. The increase was primarily due to acquisitions.

Cash Flows From Investing Activities. Net cash used in investing activities for the year ended December 31, 2000 reflects the acquisition of an additional 43 publications during 2000 for $84.5 million. Acquisitions are a key part of the Company's strategy and will fluctuate over time due to the availability of publications that meet the Company's acquisition strategy and the Company's borrowing capacity. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures, but may continue to pursue its strategy of opportunistically purchasing local newspapers in contiguous markets and clusters of local newspapers in new markets. The Company will pursue acquisitions that it believes will contribute to the Company's overall cash flow growth.

Cash Flows From Financing Activities. Net cash flows provided by financing activities for the year ended December 31, 2000 reflect borrowings made under the Company's revolving credit facilities to fund acquisition costs, proceeds from issuing common and preferred stock, proceeds from acquiring Term Loan B, which were partially offset by a payment to extinguish a prior revolving credit facility balance at April 18, 2000. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Revolving Credit Facility. The Company believes that it has access to sufficient liquidity and capital resources to meet its financial obligations for the foreseeable future. Under the terms of the Company's Amended Revolving Credit Facility, the ratio of cash interest paid to earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the 12 month period increases from 1.5: 1 to 1.65: 1 on March 31, 2001. The Company believes there is a risk that it may not be in compliance with the covenant as of March 31, 2001, and has obtained a waiver of any Event of Default (as defined in the Amended Revolving Credit Facility) from the Lenders (as defined in the Amended Revolving Credit Facility). See Note 7 to the Consolidated Financial Statements for a summary of the terms of the Amended Revolving Credit Facility. The Company is dependent upon the cash flows of the Operating Company to fund the repayment of its borrowings and the redemption requirements under its respective preferred stock agreements.

LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the year ended December 31, 2000 was $40.2 million including non-cash interest of $7.5 million and amortization of debt issuance costs of $1.8 million. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2001, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and requires annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the amended and restated credit agreement. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility, the Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the Amended Revolving Credit Facility) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages F-1 to F-19 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of individuals who serve as directors of LGP and executive officers of LGP. Each director of LGP will hold office until the next annual meeting of the stockholders or until his successor has been elected. Qualified officers of LGP and the Company are elected by their respective Boards of Directors and serve at the discretion of such Boards.

NAME                  AGE   POSITION
----                  ---   --------

Kenneth L. Serota      39   President, CEO, and Director
Scott T. Champion      41   Executive Vice President - Operations, and Director
Kevin O'Shea           41   Senior Executive Vice President, CFO, and Director
Gene A. Hall           49   Senior Vice President - Midwestern Region
Randy Cope             40   Vice President - Missouri, Kansas, Arkansas
Kelly Luvison          41   Vice President - Western New York Region
Ted Mike               54   Vice President - Eastern Region
Leonard I. Green       66   Chairman of the Board of Directors
Gregory J. Annick      37   Director
John G. Danhakl        45   Director
Peter J. Nolan         42   Director

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

Scott T. Champion is Executive Vice President - Operations and has primary responsibility for all community newspaper publications. Mr. Champion is also a Director of LGP. Prior to 1998, he served as a Senior Vice President, Regional Manager, and District Manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Champion served as the publisher of a group of privately owned newspaper publications. Mr. Champion served as the publisher of the Daily Review Atlas and Pennysaver in Monmouth, Illinois, which publications were acquired by the Company in the Initial Acquisition, from 1984 to January 1999. Mr. Champion has more than 19 years experience in the newspaper industry.

Kevin O'Shea is Executive Vice President and the Chief Financial Officer. Mr. O'Shea is also a Director of LGP. Mr. O'Shea served as Vice President and Corporate Treasurer of Bell & Howell Company from February 1996 to March 1998. From 1989 to 1996, Mr. O'Shea served as Vice President and Corporate Treasurer of Spencer Stuart, a global consulting firm. Prior thereto, Mr. O'Shea served as Vice President and treasurer/group controller for The Pritzker Organization, a large and diversified family holding company.

Gene A. Hall is Senior Vice President and has primary responsibility for newspaper publications in the Midwestern region of the United States. He served as a Senior Vice President of APC from 1992 to 1998. Prior thereto, he served as a regional manager and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa. Mr. Hall currently serves as the publisher of the Charles City Press, Six County Shopper and The Extra, which publications were acquired by the Company in the Initial Acquisition, and has served in such positions since 1986. Mr. Hall has more than 29 years of experience in the newspaper industry. Mr. Hall is also a director of First Security Bank & Trust.

Randy Cope is Vice President responsible for newspaper operations in Missouri, Arkansas, and Kansas since December of 1998. Mr. Cope also oversees the Company's national classified advertising network. From 1991 to 1998, Mr. Cope was regional manager and publisher of the Northwest Arkansas Times in Fayetteville, Arkansas, which was owned by American Publishing Company. Mr. Cope has 20 years of experience covering all areas of newspaper operations.

Kelly M. Luvison is Vice President responsible for newspaper operations in western New York, Pennsylvania and West Virginia, as well as Liberty Business Development Group. Mr. Luvison has served as regional manager for the Company since the Initial Acquisition and was appointed a Vice President in January 2000. Prior to this, he was a regional manager for APC. An 18-year newspaperman, Mr. Luvison began his career in Pennsylvania as a reporter and editor. From 1987 to 1996 he was publisher of the Company's property in Waynesboro, Pa., and served as district manager for two other Pennsylvania newspapers. Since 1996 he has been publisher of the Evening Tribune in Hornell, NY, in addition to his duties as a regional manager and Vice President.

Ted Mike is Vice President and has primary responsibility for many the Company's newspaper operations in the eastern region of the United States. Mr. Mike served as regional manager for the Company since the Initial Acquisition and was appointed as Vice President in January 1999. Mr. Mike served as a regional manager for American Publishing Company since 1991. Mr. Mike currently serves as the publisher of The Evening Times and The Evening Times Extra in Sayre, Pennsylvania, publications which were acquired by the Company in the Initial Acquisition, and has served in such position since 1991. Mr. Mike has more than 31 years of experience in the newspaper industry.

Leonard Green is the Chairman of the Board of Leonard Green & Partners, L.P. ("Partners"), a merchant banking firm that manages Green Equity Investors II, L.P. ("GEI") since the inception of Partners and Green II in 1994. Since 1989, Mr. Green has been individually, or through a corporation, a partner in a merchant banking firm affiliated with Partners. Prior to 1989, Mr. Green had been a partner at Gibbons, Green, van Amorongen for more than six years. Mr. Green is also a director of Rite Aid Corporation and several private companies.

Gregory J. Annick serves as a Director of the Company. He has been an executive officer of Partners since the formation of Partners and GEI in 1994. He joined a merchant-banking firm affiliated with Partners as an associate in 1989, became a principal in 1993, and through a corporation became a partner in 1994. From 1988 to 1989, he was an associate with the merchant banking firm of Gibbons, Green, van Amerongen. Before that time, Mr. Annick was a financial analyst in mergers and acquisitions with Goldman, Sachs & Co. Mr. Annick is also a director of several private companies.

John G. Danhakl serves as a Director of the Company. He has been an executive officer of Partners since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of Twinlab Corporation, The Arden Group, Inc., and several private companies.

Peter J. Nolan is a Director of the Company. He has been an executive officer and an equity owner of Partners, a merchant-banking firm that manages GEI, since April 1997. Mr. Nolan had previously been a Managing Director of DLJ and Co-Head of DLJ's Los Angeles Investment Banking Division and had been with DLJ since 1990. Prior to joining DLJ, Mr. Nolan was a First Vice President at Drexel. Mr. Nolan is also a director of several private companies.

ITEM 11. EXECUTIVE COMPENSATION.

                             ANNUAL
                         COMPENSATION
                         ------------
NAME AND POSITION             YEAR    SALARY     BONUS       OTHER      TOTAL
-----------------             ----    ------     -----       -----      -----

Kenneth L. Serota .........   1998   $338,242   $150,000   $380,175(1) $868,417
President and CEO .........   1999    375,000    400,000    121,013(2)  896,013
                              2000    400,000    300,000    140,653(3)  840,653

Kevin O'Shea ..............   1998    116,923     75,000      5,106     197,029
Executive V.P. - CEO ......   1999    171,429    200,000     18,656     390,085
                              2000    200,000    150,000     24,808     374,808

Scott T. Champion .........   1998     58,344     94,455     26,680     179,479
Executive V.P. - Operations   1999    125,000     75,000     18,520     218,520
                              2000    150,000     85,000     24,808     259,808

Gene A. Hall ..............   1998     45,538     83,751     30,386     159,675
Senior V.P ................   1999    125,000     50,000     18,723     193,723
                              2000    132,788     38,200     24,808     195,808

Randy Cope ................   1998     10,000          0          0      10,000
Vice President ............   1999    120,000     45,750      5,154     170,904
                              2000    130,000     62,000      5,808     197,807


(1) Mr. Serota's 1998 other compensation consists of a transfer of 1,600 common shares from the controlling shareholder valued at $160,000, plus the related tax gross-up of $132,237, upon the commencement of his employment, plus $77,169 in loan forgiveness pursuant to his employment agreement, plus a $5,000 contribution to a deferred compensation plan and a car allowance of $5,769.

(2) Mr. Serota's 1999 other compensation consists of $110,013 in loan forgiveness pursuant to his employment agreement, plus a $5,000 contribution to a deferred compensation plan and a car allowance of $6,000.

(3) Mr. Serota's 2000 other compensation consists of $109,973 in loan forgiveness, plus a $5,500 contribution to a deferred compensation plan, a car allowance of $3,000, $22,000 in common shares, and $180 in life insurance .

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                     No.
                                                       % Owned    of Shares
                                                       -------    ---------

10% Junior Mandatory Redeemable
Preferred Stock:

Green Equity Investors II, L.P.
11111 Santa Monica Boulevard ...................          73%      64,346
Suite 2000
Los Angeles, CA 90025

Green Equity Investors III, L.P.
11111 Santa Monica Boulevard ...................          27%      23,329
Suite 2000
Los Angeles, CA 90025

Kenneth L. Serota ..............................         -0-%         189
President and CEO

TOTAL ..........................................         100%      87,864

Common Stock:

Green Equity Investors II, L.P. ................          66%   1,440,000
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Green Equity Investors III, L.P. ...............          24%     524,605
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Kenneth L. Serota ..............................           4%      93,746
President and CEO

Scott T. Champion ..............................           1%      22,344
Executive V.P.- Operations

Kevin O'Shea ...................................           1%      22,344
Executive V.P. - CFO

Gene A. Hall ...................................           1%      22,344
Senior V.P

Other Management Stockholders and
Treasury Stock .................................           3%      59,794

TOTAL ..........................................         100%   2,185,177

Directors and Executive Officers own 97% of the outstanding common stock as a group.

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

In addition, under and pursuant to the Employment Agreement Amendment, the Registrant issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant (collectively, the "Loan Equity") for an aggregate purchase price of $250,000, payable in the form of a full recourse, unsecured promissory note of the Executive which promissory note shall, subject to acceleration on certain specific events specified therein, mature on December 31, 2025, and shall be subject to forgiveness at the times and on the conditions specified in the Employment Agreement in the event that certain performance standards of the Registrant's Subsidiary or other events specified in the Employment Agreement are satisfied or occur. In the event that the Executive's employment with the Registrant's Subsidiary is terminated by the Registrant's Subsidiary for Cause or by the Executive for Good Reason (each as defined in the Employment Agreement), the Registrant, Green II or Green III shall have the option under the Employment Agreement Amendment to purchase the Loan Equity at a purchase price per share of $15.00 per share of Common Stock and $1,000 per share of Junior Redeemable Cumulative Preferred Stock, plus accrued and unpaid dividends on each such share of Common Stock or Junior Redeemable Cumulative Preferred Stock; provided, however, that such repurchase option shall expire (a) with respect to 33.33% of such Loan Equity on each of January 1, 2002 and January 1, 2003 and with respect to the remainder of such Loan Equity on January 1, 2004 provided that the Executive is employed by the Registrant's Subsidiary on each such date and (b) with respect to 100% of such Loan Equity on a Liquidity Event (as defined in the Employment Agreement Amendment) provided that the Executive is employed by the Registrant's Subsidiary immediately prior to such Liquidity Event.

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

The foregoing summary of the terms of the Employment Agreement Amendment is qualified in its entirety by reference to the provisions thereof, a copy of which is filed as an exhibit to the Form 10-Q filing as of September 30, 2000, and is hereby incorporated herein by reference.

MANAGEMENT SHARES

On January 27, 1998, Green II transferred an aggregate of 64,000 shares of Common Stock ("Management Shares") to the Chief Executive Officer of the Company, Mr. Serota, pursuant to a management stockholders agreement (the "Management Stockholders Agreement"). The Management Stockholders Agreement contains a "call" option exercisable by LGP upon termination of Mr. Serota's employment with LGP or Operating Company, a right of first refusal in favor of Mr. Serota, certain "piggyback" registration rights, "tag-along" sale rights and "drag-along" sale obligations consistent with the terms of the Employment Agreement. In addition, LGP or Green II may sell shares of LGP Common Stock to other current or prospective officers and employees of Operating Company (together with the Senior Management Investors, the "Management Investors"). During 1999, LGP repurchased 32,000 outstanding common shares for a total price of $250,000 from management shareholders who terminated their employment with the Company.

Shares of LGP Common Stock were sold to Management Investors pursuant to Management Subscription and Stockholders Agreements among LGP, Green II and the respective Management Investor (each such agreement, a "Management Share Agreement"). Pursuant to the Management Share Agreements, transfers of the Management Shares (other than transfers to certain related transferees) are subject to various restrictions, including a right of first refusal in favor of LGP. Each Management Share Agreement also contains a "call" option exercisable by LGP upon termination of the Management Investor's employment with LGP, Liberty Group Operating and their subsidiaries. The Management Share Agreements also contain certain "piggyback" registration rights, "tag-along" sale rights and "drag-along" sale obligations. These rights and obligations lapse upon the occurrence of certain events. Each Management Share Agreement contains a noncompetition provision which prohibits a Management Investor from competing, directly or indirectly, with the Company's publications located within certain designated communities for a period of three years from the termination date of such Management Investor's employment with the Company or its subsidiaries.

In February 2000, the Company effected a 20-to-1 stock split for its common stock, bringing the total shares of common stock issued to 1,600,000. All share and per share data included within this Registration Statement has been retroactively restated to account for this stock spilt. The Company then authorized the issuance of 55,000 additional common shares, of which 49,500 shares were made available in the form of stock options for local publishers. Members of the management team also received 4,400 of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the Company's stock option plan.

On August 11, 2000, Liberty Group Operating, Inc., Kenneth L. Serota (the "Executive"), Liberty Group Publishing, Inc. ("Company"), Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Registrant's Subsidiary, the Executive and the Company was amended. Under and pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant (collectively, the "Loan Equity") for an aggregate purchase price of $250,000. In addition, the Company issued and sold to the Executive 23,174 shares of Common Stock of the Company (collectively, the "Additional Equity") for a purchase price per share of $15 for an aggregate purchase price of $347,610.

Under and pursuant to the Management Stock Purchase Agreement, dated December 15, 2000, the Registrant issued and sold to management 28,626 shares of Common Stock of the Registrant (collectively, the "Additional Equity") for a purchase price per share of $15.00 for an aggregate purchase price of $429,389, payable in the form of a non-recourse, secured promissory note of the Management Investor in the original principal amount of $279,103 and a full recourse, secured promissory note of the Management Investor in the original principal amount of $150,286 (collectively, the "Additional Equity Notes"), each of which Additional Equity Notes shall, subject to acceleration on certain specific events specified therein, mature on December 31, 2025 and is secured by the Additional Equity. The Registrant, Green II and Green III shall have the option under the Management Stock Purchase Agreement to purchase the Additional Equity at a purchase price per share of $15 (a) in the event that the aggregate internal rate of return realized by Green III on the Common Stock of the Registrant and the Junior Redeemable Cumulative Preferred Stock of the Registrant purchased by Green III pursuant to that certain Stock Purchase Agreement, dated as of April, 18, 2000, between the Registrant and Green III does not equal or exceed twenty-five percent (25%) under the circumstances and on the conditions specified in the Management Stock Purchase Agreement or (b) in the event that the management employment with the Registrant's Subsidiary is terminated by the Registrant's Subsidiary for Cause or by the Management Investor for Good Reason (each as defined in the Management Stock Purchase Agreement), provided, however, that the repurchase option described in this clause (b) shall expire (i) with respect to 33.33% of such Additional Equity on each of January 1, 2002 and January 1, 2003 and with respect to the remainder of such Additional Equity on January 1, 2004 provided that the Management Investor is employed by the Registrant's Subsidiary on each such date and (ii) with respect to 100% of such Additional Equity on a Liquidity Event (as defined in the Management Stock Purchase Agreement) provided that the Management Investor is employed by the Registrant's Subsidiary immediately prior to such Liquidity Event.

COMPENSATION OF DIRECTORS AND MANAGEMENT FEES

Individuals who are officers of Operating Company and LGP, as well as Messrs. Green, Annick, Danhakl and Nolan, do not receive any compensation directly for their service on LGP's and Operating Company's Boards of Directors. Operating Company has agreed, however, to pay Leonard Green and Partners an annual management fee of $1.5 million. The total fee paid in 2000 was $1.3 million due to an increase from $1.0 million to $1.5 million taking effect in May 2000. Such fee is payable in equal monthly installments, but is subordinated in right of payment to the Senior Discount Debentures and the Senior Subordinated Notes for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. Leonard Green and Partners also received acquisition finders fees of $356,000 in 2000 and is owed $850,000 at December 31, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1.   Consolidated Financial Statements.

         Independent Auditors' Report.

         Consolidated Balance Sheets as of December 31, 1999 and 2000.

         Consolidated Statements of Operations for the years ended December 31, 1998, 1999, and 2000.

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999, and 2000.

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999, and 2000.

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

    3. The exhibits filed as a part of this report are listed in the following Exhibit Index.

EXHIBIT INDEX

Exhibit
No.                                            Items

2.1           Asset Purchase Agreement dated as of November 21, 1997, among Liberty       Incorporated by reference to
              Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     Exhibit 2.1 included on the
              Liberty Group Operating , Inc., Hollinger International Inc., APAC-90       Company's  Registration Statement
              Inc., American Publishing, and APAC-95, Inc.                                on Form S-4 (Registration No.
                                                                                          333-46957) (the "Company's S-4").

2.2           Asset Purchase Agreement dated as of November 21, 1997, among Liberty       Incorporated by reference to
              Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),     Exhibit 2.2 included on the
              Liberty Group Operating, Inc., Hollinger International Inc., American       Company's S-4.
              Publishing Company of Illinois, APAC-90 Inc., and APAC-95, Inc.

2.3           Exchange Agreement dated as of November 21, 1997, between American          Incorporated by reference to
              Publishing Company of Illinois and Chicago Deferred Exchange                Exhibit 2.3 included on the
              Corporation.                                                                Company's S-4.

2.4           Qualified Exchange Trust Agreement, dated as of November 21, 1997 among     Incorporated by reference to
              the Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago     Exhibit 2.4 included on the
              Deferred Exchange Corporation, and American Publishing Company  of          Company's S-4.
              Illinois.

2.5           Amendment to Asset Purchase Agreement dated as of January 14, 1998,         Incorporated by reference to
              among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.       Exhibit 2.5 included on the
              (as guarantor), Liberty Group Operating, Inc., Hollinger International      Company's S-4.
              Inc., APAL-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.

2.6           Amendment to Asset Purchase Agreement, dated as of January 14, 1998,        Incorporated by reference to
              among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.       Exhibit 2.6 included on the
              (as guarantor), Liberty Group Operating,  Inc., Hollinger International     Company's S-4.
              Inc., American Publishing Company of Illinois, APAC-90 Inc., American
              Publishing (1991) Inc. and APAC-95 Inc.



2.7           Amendment to Exchange Agreement, dated as of January 14, 1998, between      Incorporated by reference to
              American Publishing Company of Illinois and Chicago Deferred Exchange       Exhibit 2.7 included on the
              Corporation.                                                                Company's S-4.

2.8           Amendment to Qualified Exchange Trust Agreement, dated as of January        Incorporated by reference to
              14, 1998, among The Chicago Trust Company, as Trustee under No.             Exhibit 2.8 included on the
              38347501, Chicago.                                                          Company's S-4.

2.9           Agreement dated as of January 15, 1998, among Liberty Group Publishing,     Incorporated   by   reference  to
              Inc.,  Green Equity  Investors  II, L.P. (as  guarantor),  Liberty Group    Exhibit   2.9   included  on  the
              Operating,  Inc.,  Hollinger  International,  Inc.,  American Publishing    Company's S-4.
              Company of Illinois,  APAC-90 Inc., American Publishing (1991) Inc., and
              APAC-95 Inc.

2.10          Agreement  dated as of  January  23,  1998,  among  American  Publishing    Incorporated   by   reference  to
              Company of  Illinois,  Chicago  Deferred  Exchange  Corporation  and The    Exhibit  2.10   included  on  the
              Chicago Trust Company.                                                      Company's S-4.

2.11          Agreement dated as of January 26, 1998, among Liberty Group  Publishing,    Incorporated   by   reference  to
              Inc.,  Green Equity  Investors  II, L.P. (as  guarantor),  Liberty Group    Exhibit  2.11   included  on  the
              Operating,  Inc.  Hollinger  International,  Inc.,  American  Publishing    Company's S-4.
              Company of Illinois,  APAC-90 Inc., American Publishing (1991) Inc., and
              APAC-95 Inc.

3.1           Certificate of Incorporation of Liberty Group Publishing, Inc.              Incorporated   by   reference  to
                                                                                          Exhibit   3.1   included  on  the
                                                                                          Company's  Annual  Report on Form
                                                                                          10-K   for   the   year    ending
                                                                                          December     31,     1999    (the
                                                                                          "Company's 1999 10-K").

3.2           By-laws of Liberty Group Publishing, Inc.                                   Incorporated   by   reference  to
                                                                                          Exhibit   3.2   included  on  the
                                                                                          Company's S-4.

4.1           Indenture  dated as of January 27, 1998 among Liberty Group  Publishing,    Incorporated   by   reference  to
              Inc.  and State  Street Bank and Trust  Company,  as Trustee,  including    Exhibit   4.1   included  on  the
              form of 11-5/8% Senior Discount Debentures due 2009.                        Company's S-4.

4.2           Indenture,   dated  as  of  January  27,  1998,  among,   Liberty  Group    Incorporated   by   reference  to
              Publishing,  Inc. and State Street Bank and Trust  Company,  as Trustee,    Exhibit   4.3   included  on  the
              including form of 14-3/4% Senior Subordinated Debentures due 2010.          Company's S-4.

*10.1         Employment  Agreement  dated as of November  27, 1997,  between  Liberty    Incorporated   by   reference  to
              Group Publishing, Inc. and Kenneth L. Serota.                               Exhibit  10.1   included  on  the
                                                                                          Company's S-4.

*10.2         Amendment to Employment Agreement,  dated as of August 11, 2000, between    Included herewith.
              Liberty  Group  Operating,   Inc.,  Kenneth  L.  Serota,  Liberty  Group
              Publishing,  Inc.,  Green  Equity  Investors  II, L.P.  and Green Equity
              Investors III, L.P.

*10.3         Management  Stockholders Agreement , dated as of January 27, 1998, among    Incorporated   by   reference  to
              Liberty  Group  Publishing,  Inc.,  Green Equity  Investors II, L.P. and    Exhibit  10.2  on  the  Company's
              Kenneth L. Serota.                                                          S-4.

*10.4         Amended  and   Restated   Management   Subscription   and   Stockholders    Incorporated   by   reference  to
              Agreement,  dated as of February 1, 2000,  by and between  Liberty Group    Exhibit  10.3   included  on  the
              Publishing, Inc., Green Equity Investors II, L.P. and Scott T. Champion.    Company's 1999 10-K.

*10.5         Amended  and   Restated   Management   Subscription   and   Stockholders    Incorporated   by   reference  to
              Agreement,  dated as of February 1, 2000,  by and between  Liberty Group    Exhibit  10.4   included  on  the
              Publishing, Inc., Green Equity Investors II, L.P. and Kevin O'Shea.         Company's 1999 10-K..

*10.6         Amended  and   Restated   Management   Subscription   and   Stockholders    Incorporated   by   reference  to
              Agreement,  dated as of February 1, 2000,  by and between  Liberty Group    Exhibit  10.5   included  on  the
              Publishing, Inc., Green Equity Investors II, L.P. and Gene A. Hall.         Company's 1999 10-K.

*10.7         Master  Amendment,  dated as of April 18,  2000,  between  Green  Equity    Included herewith.
              Investors II, L.P.,  Green Equity  Investors  III,  L.P.,  Liberty Group
              Publishing, Inc. and persons listed on Schedule 1 attached thereto.

*10.8         Management  Stock  Purchase  Agreement,  dated as of December  15, 2000,    Included herewith.
              between  Liberty  Group  Publishing,  Inc.,  Green Equity  Investors II,
              L.P., Green Equity Investors III, L.P. and Kevin O'Shea.

*10.9         Management  Stock  Purchase  Agreement,  dated as of December  15, 2000,    Included herewith.
              between  Liberty  Group  Publishing,  Inc.,  Green Equity  Investors II,
              L.P., Green Equity Investors III, L.P. and Scott T. Champion.

*10.10        Management  Stock  Purchase  Agreement,  dated as of December  15, 2000,    Included herewith.
              between  Liberty  Group  Publishing,  Inc.,  Green Equity  Investors II,
              L.P., Green Equity Investors III, L.P. and Gene A. Hall.

10.11         Non-Competition  Agreement  dated as of January 27, 1998 between Liberty    Incorporated    by   reference   to
              Group Operating, Inc. and Hollinger International, Inc.                     Exhibit   10.3   included   on  the
                                                                                          Company's S-4.

10.12         Stock Purchase  Agreement,  dated as of April 18, 2000,  between Liberty    Included herewith.
              Group Publishing, Inc. and Green Equity Investors III, L.P.

10.13         Management  Services  Agreement,  dated as of April  18,  2000,  between    Included herewith.
              Liberty Group Operating, Inc. and Leonard Green & Partners, L.P.

10.14         Amended and Restated Credit  Agreement dated as of April 18, 2000, among    Included herewith.
              Liberty Group Operating, Inc., Liberty Group Publishing,  Inc., Citicorp
              USA,  Inc.  Citibank  N.A.  DB Banc Alex Brown,  LLC,  Wells Fargo Bank,
              N.A., and Bank of America, N.A.

10.15         Pledge  Agreement  dated as of  January  27,  1998  from  Liberty  Group    Incorporated   by   reference  to
              Publishing,  Inc.,  Liberty Group Arizona Holdings,  Inc., Liberty Group    Exhibit  10.6   included  on  the
              Arkansas  Holdings,  Inc.,  Liberty  Group  California  Holdings,  Inc.,    Company's S-4.
              Liberty Group  Illinois  Holdings,  Inc.,  Liberty Group Iowa  Holdings,
              Inc.,  Liberty  Group Kansas  Holdings,  Inc.,  Liberty  Group  Missouri
              Holdings,  Inc.,  Liberty Group New York Holdings,  Inc.,  Liberty Group
              Pennsylvania Holdings,  Inc., Liberty Group Management Services, Inc. to
              the lenders under the Credit Agreement.

10.16         Pledge  Agreement  dated as of  January  27,  1998  from  Liberty  Group    Incorporated   by   reference  to
              Operating, Inc. to the lenders under the Credit Agreement.                  Exhibit  10.7   included  on  the
                                                                                          Company's S-4.

10.17         Stock Purchase Agreement,  dated as of December 16, 1998, by and between    Incorporated   by   reference  to
              the  shareholders  of Life Printing & Publishing  Co., Inc.,  Jongo Real    Exhibit   2.1   included  on  the
              Estate Partnership and Liberty Group Operating, Inc.                        Company's  Current Report on Form
                                                                                          8-K (the  "Company's  8-K") filed
                                                                                          on January 28, 1999.

10.18         Asset Exchange Agreement,  dated as of July 1, 1999, among Liberty Group    Incorporated   by   reference  to
              Operating,   Inc.,  Liberty  Group  Pennsylvania   Holdings,   Inc.  and    Exhibit   2.1   included  on  the
              Newspaper Holdings, Inc.                                                    Company's  8-K  filed on July 16,
                                                                                          1999.

10.19         Asset Exchange  Agreement,  dated as of August 26, 1999, between Liberty    Incorporated   by   reference  to
              Group Publishing, Inc.and Lee Enterprises, Incorporated.                    Exhibit   2.1   included  on  the
                                                                                          Company's  8-K  filed on  October
                                                                                          15, 1999.

10.20         Asset Purchase  Agreement,  dated as of August 26, 1999, between Liberty    Incorporated   by   reference  to
              Group Publishing, Inc., and Lee Enterprises, Incorporated.                  Exhibit   2.2   included  on  the
                                                                                          Company's  8-K  filed on  October
                                                                                          15, 1999.




 10.21         Asset Purchase Agreement, dated as of June 29, 2000, by and                 Incorporated by reference to
               between Midwest Publishing Statutory  Trust and Liberty Group               Exhibit 2.1 included on the
               Michigan Holdings, the Inc.                                                 Company's 8-K filed on July 14,
                                                                                           2000.

 10.22         Joinder and Assumption  Agreement, dated as of June 30, 2000, by IMG        Incorporated by reference to
               Holdings, Inc., Independent Media Holdings, Inc. and Independent Media      Exhibit 2.2 included on the
               Group, Inc., and acknowledged by Midwest Publishing Statutory Trust and     Company's 8-K filed on July 14,
               Liberty Group Michigan Holdings, Inc.                                       2000.

 10.23         Asset Purchase  Agreement, dated as of October 31, 2000, by and between     Incorporated by reference to
               Mid-Illinois Newspapers, Inc. and Liberty Group Illinois Holdings, Inc.     Exhibit 2.1 included on the
                                                                                           Company's 8-K filed on November
                                                                                           16, 2000.

*10.24         Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation Plan.    Incorporated by reference to
                                                                                           Exhibit 10.10 included on the
                                                                                           Company's Annual Report on Form
                                                                                           10-K for the period ended
                                                                                           December 31, 1998 (the
                                                                                          "Company's 1998 10-K").

*10.25         Liberty Group Publishing, Inc.'s Executive Benefit Plan.                    Incorporated by reference to
                                                                                           Exhibit 10.11 included on the
                                                                                           Company's 1998 10-K.

*10.26         Liberty Group Publishing, Inc.'s Executive Deferral Plan.                   Incorporated by reference to
                                                                                           Exhibit 10.12 included on the
                                                                                           Company's 1998 10-K.

*10.27         Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                    Incorporated by reference to
                                                                                           Exhibit 10.15 included on the
                                                                                           Company's 1999 10-K.
 21            Subsidiaries of Liberty Group Publishing, Inc.                              Included herewith.


-------------------------------------

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

(b)     Reports on Form 8-K.

On November 16, 2000, the Company filed Form 8-K to report its purchase of substantially all of the assets of the Mid-Illinois Newspapers, Inc. an Illinois Corporation. On January 12, 2001, the Company filed Form 8-K/A on which it included the required financial statements in connection with the acquisition of the assets.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Liberty Group Publishing, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ KPMG LLP

Chicago, Illinois
March 15, 2001

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                            1999                 2000
                                                                                            ----                 ----
Assets
Current assets:
   Cash and cash equivalents...........................................................  $       1,860   $        1,036
Accounts receivable, net of allowance for doubtful accounts of $1,141 and $1,523
        in 1999 and 2000, respectively.................................................         19,561           22,605
   Inventory...........................................................................          2,130            3,042
Prepaid expenses.......................................................................            507            1,169
Other current assets...................................................................            306              144
                                                                                         -------------   --------------
   Total current assets................................................................         24,364           27,996
Property, plant and equipment, net.....................................................         39,356           55,817
   Intangible assets, net..............................................................        402,748          467,604
   Deferred financing costs, net.......................................................         10,475           11,682
Other assets...........................................................................          2,217              402
                                                                                         -------------   --------------
   Total assets........................................................................  $     479,160   $      563,501
                                                                                         =============   ==============
Liabilities and stockholders' equity (deficit) Current liabilities:
   Current  portion of Term Loan B.....................................................  $           -   $        1,000
   Current portion of long-term liabilities............................................            419            1,181
   Accounts payable....................................................................          1,993            2,253
   Accrued expenses....................................................................         14,445           16,305
   Deferred revenue....................................................................          7,801            9,117
                                                                                         -------------   --------------
Total current liabilities..............................................................         24,658           29,856
Long-term liabilities:
   Senior subordinated notes...........................................................        180,000          180,000
   Senior discount debentures, redemption value $89,000................................         62,813           70,327
   Term Loan B, less current portion...................................................              -           98,500
   Borrowings under revolving credit facility..........................................         99,500           49,400
   Long-term liabilities, less current portion.........................................          1,499            2,338
   Deferred income taxes...............................................................         17,030           23,026
                                                                                         -------------   --------------
Total liabilities......................................................................        385,500          453,447
   Senior mandatory redeemable exchangeable cumulative preferred stock, $0.01 par value, 21,000,000 shares authorized, 2,332,153 and 2,684,086 shares
      issued and outstanding at December 31, 1999 and 2000, respectively...............         59,481           68,752
      Aggregate involuntary liquidation preference $25 plus accrued dividends
   Junior mandatory redeemable cumulative preferred stock, $0.01 par value, 175,000 and 250,000 shares authorized at December 31, 1999 and 2000, respectively,
      58,294 and 87,864 shares issued and outstanding at December 31, 1999 and 2000,
      respectively.....................................................................         59,266           89,328
                                                                                         -------------   --------------
   Total mandatory redeemable preferred stock..........................................        118,747          158,080
Stockholders' equity (deficit):
   Common stock, $0.01 par value, 1,600,000 shares
      authorized and issued and 1,568,000 shares outstanding in 1999 and
      2,655,000 shares authorized, 2,185,177 issued, and 2,181,177 outstanding
      in 2000..........................................................................             16               22
   Additional paid in capital..........................................................          8,144           16,444
   Notes receivable....................................................................           (250)          (1,183)
   Accumulated deficit.................................................................        (32,747)         (63,278)
   Treasury stock at cost, 32,000 and 4,000 shares in 1999 and 2000, respectively......           (250)             (31)
                                                                                         --------------  ---------------
   Total stockholders' equity (deficit)................................................        (25,087)         (48,026)
                                                                                         -------------   ---------------
Total liabilities and stockholders' equity (deficit)...................................  $     479,160   $      563,501
                                                                                         =============   ===============


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      ------------------------
                                                                            1998                1999            2000
                                                                            ----                ----            ----
REVENUES:
   Advertising.....................................................    $       82,062   $      121,430    $      150,247
   Circulation.....................................................            22,844           27,543            32,318
   Job printing and other..........................................             7,625           12,382            12,119
                                                                       --------------   --------------    --------------
Total revenues.....................................................           112,531          161,355           194,684
OPERATING COSTS AND EXPENSES:
   Operating costs.................................................            45,976           68,351            84,646
   Selling, general and administrative.............................            36,303           51,522            62,887
   Depreciation and amortization...................................            11,917           16,657            19,864
                                                                       --------------   --------------    --------------
Income from operations.............................................            18,335           24,825            27,287
Interest expense...................................................            25,234           30,818            38,412
Amortization of debt issue costs...................................                 -            1,495             1,817
Net gain on exchange and
   disposition of properties.......................................                 -            6,197                 -
                                                                       --------------   --------------    --------------
Loss before income taxes
   and extraordinary item..........................................            (6,899)          (1,291)          (12,942)
Income taxes.......................................................                 -              295               491
                                                                       --------------   --------------    --------------
Loss before extraordinary item.....................................            (6,899)          (1,586)          (13,433)
Extraordinary gain on
   insurance proceeds..............................................                 -              485                 -
                                                                       --------------   --------------    --------------
Net loss...........................................................            (6,899)          (1,101)          (13,433)
                                                                       --------------   --------------    --------------
Dividends on preferred stock.......................................           (11,152)         (13,595)          (17,018)
                                                                       --------------   --------------    --------------
Net loss available to common stockholders..........................    $      (18,051)  $      (14,696)   $      (30,451)
                                                                       ==============   ==============    ==============


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       COMMON       COMMON      ADDITIONAL       TREASURY
                                                                       STOCK        STOCK         PAID-IN         STOCK
                                                                       SHARES       AMOUNT        CAPITAL         SHARES
                                                                       ------       ------      ----------       --------
Balances at 12/31/97............................................             -    $        -    $        -             -
   Reorganization of company....................................             -             -             -             -
   Issuance of common stock.....................................     1,600,000            16         7,984             -
   Common stock issued in exchange for services.................             -             -           160             -
   Dividends on senior mandatory redeemable
       exchangeable cumulative preferred stock..................             -             -             -             -
   Dividends on junior mandatory redeemable cumulative
       preferred stock .........................................             -             -             -             -
   Net loss.....................................................             -             -             -             -
   Notes receivable.............................................             -             -             -             -
   Repayment of notes receivable through forgiveness of debt....             -             -             -             -
Balances at 12/31/98............................................     1,600,000    $       16    $    8,144             -
   Repurchase of common shares..................................             -             -             -        32,000
   Dividends on senior mandatory redeemable
       exchangeable cumulative preferred stock .................             -             -             -             -
   Dividends on junior mandatory redeemable cumulative
       preferred stock .........................................             -             -             -             -
   Net income...................................................             -             -             -             -
   Repayment of notes receivable through forgiveness of
       debt and cash received ..................................             -             -             -             -
Balances at 12/31/99............................................     1,600,000    $       16    $    8,144        32,000
   Stock options exercised .....................................             -             -             -       (28,000)
   Issuance of common shares to Green III ......................       524,605             5         7,414             -
   Issuance of common shares to management
       including shares issued under Employment Agreement
       Amendment ...............................................        60,572             1           886             -
   Dividends on senior mandatory redeemable exchangeable
       cumulative preferred stock...............................             -             -             -             -
   Dividends on junior mandatory redeemable cumulative
       preferred stock .........................................             -             -             -             -
   Net loss.....................................................             -             -             -             -
   Repayment of notes receivable through forgiveness
       of debt and cash received................................             -             -             -             -
Balances at 12/31/00............................................     2,185,177    $       22    $   16,444         4,000

                                                             TREASURY
                                                               STOCK       NOTES          NET      ACCUMULATED
                                                              AMOUNT     RECEIVABLE      ASSETS      DEFICIT         TOTAL
                                                             --------    ----------      ------    -----------       -----

Balances at 12/31/97......................................  $       -    $        -    $  99,139    $       -    $   99,139
   Reorganization of company..............................          -             -      (99,139)           -       (99,139)
   Issuance of common stock...............................          -             -            -            -         8,000
   Common stock issued in exchange for services...........          -             -            -            -           160
   Dividends on senior mandatory redeemable
       exchangeable cumulative preferred stock............          -             -            -       (6,460)       (6,460)
   Dividends on junior mandatory redeemable
       cumulative preferred stock.........................          -             -            -       (4,692)       (4,692)
   Net loss...............................................          -             -            -       (6,899)       (6,899)
   Notes receivable.......................................          -          (579)           -            -          (579)
   Repayment of notes receivable through forgiveness
       of debt ...........................................          -            78            -            -            78
Balances at 12/31/98......................................  $       -    $     (501)   $       -    $ (18,051)   $  (10,392)
   Repurchase of common shares............................       (250)            -            -         (250)
   Dividends on senior mandatory redeemable
       exchangeable cumulative preferred stock............          -             -            -       (8,021)       (8,021)
   Dividends on junior mandatory redeemable cumulative
       preferred stock ...................................          -            -            -        (5,574)       (5,574)
   Net loss...............................................          -             -            -       (1,101)       (1,101)
   Repayment of notes receivable through
       forgiveness of debt and cash received..............          -           251            -            -           251
Balances at 12/31/99......................................  $    (250)   $     (250)           -    $ (32,747)   $  (25,087)
   Stock options exercised................................        219           (70)           -          (80)           69
   Issuance of common shares to Green III.................          -             -            -            -         7,419
   Issuance of common shares to management investors
       including shares issued under Employment Agreement
       Amendment..........................................          -        (1,026)           -            -          (139)
   Dividends on senior mandatory redeemable exchangeable
       cumulative preferred stock.........................          -             -            -       (9,271)       (9,271)
   Dividends on junior mandatory redeemable cumulative
       preferred stock ...................................          -             -            -       (7,747)       (7,747)
   Net loss ..............................................          -             -            -      (13,433)      (13,433)
   Repayment of notes receivable through forgiveness
       of debt and cash received..........................          -           163            -            -           163
Balances at 12/31/00......................................  $     (31)   $   (1,183)           -    $ (63,278)   $  (48,026)



          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                      1998          1999          2000
Cash flows from operating activities:
   Net loss....................................................................    $   (6,899)   $   (1,101)   $   (13,433)
Adjustments to reconcile net loss to net cash provided by
 operating activities: ........................................................
   Depreciation and amortization...............................................        11,917        16,657         19,864
   Amortization of debt issue costs............................................         1,282         1,495          1,817
   Accretion of senior discount notes..........................................         5,580         6,711          7,518
   Noncash compensation........................................................           238           223            163
   Net gain on exchange and disposition of properties..........................             -        (6,197)             -
   Extraordinary gain..........................................................             -          (485)             -
   Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net.................................................          (805)       (1,325)           372
      Inventory................................................................           103           139           (467)
      Prepaid expenses and other assets........................................           972        (2,552)          (417)
      Accounts payable.........................................................           292        (2,338)           (38)
      Accrued expenses.........................................................         9,072        (3,173)           427
      Deferred revenue.........................................................           113           445            (72)
                                                                                   ----------    ----------    -----------
Net cash flows provided by operating activities................................        21,865         8,499         15,734
                                                                                   ----------    ----------    -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment..................................        (2,232)       (5,687)        (9,654)
   Proceeds on sale of properties..............................................             -             -          2,103
   Acquisitions, net of cash acquired..........................................      (386,446)      (54,822)       (84,541)
                                                                                   ----------    ----------    -----------
Net cash flows used in investing activities....................................      (388,678)      (60,509)       (92,092)
                                                                                   ----------    ----------    -----------
Cash flows from financing activities:
   Net proceeds from issuing long-term debt....................................       221,217             -         98,505
   Net borrowings under revolving credit facility..............................        46,000        53,500         71,750
   Net proceeds from issuing preferred stock...................................        91,750             -         20,631
   Net proceeds from issuing common stock......................................         7,419             -          7,444
   Repurchase of common stock..................................................             -          (250)             -
   Payments on long term liabilities...........................................             -          (405)          (945)
   Payment of debt on prior revolving credit facility..........................             -             -       (121,850)
                                                                                   ----------    ----------    -----------
   Net cash provided by financing activities...................................       366,386        52,845         75,535
                                                                                   ----------    ----------    -----------
Net increase (decrease) in cash and cash equivalents...........................          (427)          835           (824)
Cash and cash equivalents, at beginning of period..............................         1,452         1,025          1,860
Cash and cash equivalents, at end of period....................................    $    1,025    $    1,860    $     1,036
Supplemental cash flow disclosure -
   Non cash gain on exchange of properties.....................................             -         7,899              -
   Common stock issued in exchange for services................................           160             -              -
   Cash interest paid..........................................................        10,913        24,107         28,388
   Income taxes paid...........................................................             -           130            532
Repayment of notes receivable through forgiveness of debt......................            78           223            163



          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)     DESCRIPTION OF BUSINESS

Liberty Group Publishing, Inc. and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 336 publications in 16 states. The Company's total revenues are derived from advertising (77% of 2000 total revenues), circulation (17%) and job printing and other (6%). Raw materials, mainly newsprint and ink, are readily available from a number of suppliers. No single customer accounts for a significant percentage of revenues.

         (B)     BASIS OF PRESENTATION

Liberty Group Publishing, Inc. ("LGP or the "Registrant") was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International, Inc.-("Hollinger") LGP is a holding company for its wholly-owned subsidiary, Liberty Group Operating, Inc. ("Operating Company"). The consolidated financial statements include the accounts of LGP and Operating Company and their consolidated subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

On January 27, 1998, the Company acquired from Hollinger virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322,378. The effective date of the Initial Acquisition was January 1, 1998.

         (C)     USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         (F)     INTANGIBLE ASSETS

Intangible assets consist principally of circulation-related assets, noncompetition agreements with former owners of acquired newspapers, and the excess of acquisition costs over estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives ranging from 33 years for circulation related assets, up to 10 years for noncompetition agreements depending upon the specifics of the agreement, and 40 years for advertiser lists and goodwill.

The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include a combination of historical losses, anticipated future losses and inadequate cash flow. The assessment of recoverability is based on management's estimate. If undiscounted future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statement of operations if such a difference arose.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         (I)     FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-LIVED ASSETS

The Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 2000: cash equivalents; borrowings under line of credit; accounts receivable; accounts payable and accrued expenses; Senior subordinated notes; Senior discount debentures; and long-term liabilities.

         (J)     CASH EQUIVALENTS

Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

         (K)     RECLASSIFICATIONS

Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2000 presentation.

         (L)     STOCK OPTIONS

The Company accounts for its stock options under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in Statement 123 had been applied. Under APB 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosures of Statement 123.

(2) ACQUISITIONS AND DISPOSITIONS

During January 1998, the Company acquired substantially all of the assets of 166 newspapers from Hollinger for $322,378. The Company also acquired 91 other newspapers during 1998 for an aggregate purchase price of approximately $61,787. The excess of the purchase prices over the estimated fair value of the tangible and identifiable intangible assets acquired (goodwill) was $125,496 for the year ended December 31, 1998.

During 1999, the Company acquired (net of exchanges and divestitures) 49 newspapers for an aggregate purchase price of approximately $54,822. The excess of the purchase prices over the estimated fair value of the tangible and identifiable intangible assets acquired (goodwill) was approximately $48,195.

In 2000, the Company acquired 43 publications in 12 transactions for an aggregate cash purchase price of $84,541. The excess of purchase prices over the estimated fair value of tangible and identifiable intangible assets acquired (goodwill) was approximately $39,685.

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

The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions accounted for as purchases had occurred at January 1, 1999. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of January 1, 1999, or results that may occur in the future.

                                                                1999         2000
                                                                ----         ----
                                                             (Unaudited)  (Unaudited)
Revenues................................................... $   207,390   $  209,374
Net income (loss) before net gains on exchange
     and disposition of properties and
     extraordinary gain on insurance proceeds..............      (4,670)     (13,271)
Net income (loss)..........................................       1,922      (13,271)

(3) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                       DECEMBER 31,
                                                   1999             2000
                                                   ----             ----

Land.........................................   $    6,891       $    8,112
Buildings and improvements...................       16,840           26,410
Machinery and equipment......................       17,646           26,992
Furniture and fixtures.......................        1,832            2,932
                                                ----------       ----------
                                                    43,209           64,446
Less accumulated depreciation and
  amortization...............................       (3,853)          (8,629)
                                                ----------       ----------
                                                $   39,356       $   55,817
                                                ==========       ==========

(4) INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                       DECEMBER 31,
                                                   1999             2000
                                                   ----             ----

Non-compete agreements.......................   $   16,902       $   17,351
Subscriber lists.............................       46,058           53,348
Advertiser lists.............................      173,691          202,606
Archives ....................................       15,492           19,149
Goodwill.....................................      172,456          212,103
                                                ----------       ----------
                                                   424,599          504,557
Less accumulated amortization................      (21,851)         (36,953)
                                                ----------       ----------
                                                $  402,748       $  467,604
                                                ==========       ==========

(5) ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                       DECEMBER 31,
                                                   1999             2000
                                                   ----             ----

Accrued payroll..............................   $    1,182       $    1,500
Accrued vacation.............................          476              646
Accrued bonus................................        1,958            1,509
Accrued interest.............................        7,654           10,160
Accrued other................................        3,175            2,490
                                                ----------       ----------
                                                $   14,445       $   16,305
                                                ==========       ==========

(6) SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT DEBENTURES

The Senior Subordinated Notes and Senior Discount Debentures at December 31, 1999 and 2000 consists of the following:


                                                                         1999       2000
                                                                         ----       ----
Liberty Group Operating, Inc.
9.375% Senior Subordinated Notes
Due February 1, 2000.................................................. $180,000    $180,000

Liberty Group Publishing, Inc.
11.625% Senior Discount Debentures
$89,000 Redemption Value
Due February 1, 2009..................................................   62,813      70,327
                                                                       --------    --------
Total Senior Subordinated Notes and Senior Discount Debentures........  242,813     250,327
Less current installments.............................................        -           -
                                                                       --------    --------

Total Senior Subordinated Notes and Senior Discount
     Debentures, excluding current.................................... $242,813    $250,327
                                                                       ========    ========

The acquisition of 166 newspapers from Hollinger in January 1998, was financed in part by: (i) $180,000 from the issuance and sale by the Operating Company of $180,000 aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009.

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

(7) REVOLVING CREDIT FACILITY AND TERM LOAN B

On April 18, 2000, the Company entered into an agreement to amend and restate its $175,000 credit facility. The amendment and restatement extended the maturity date of the revolving credit facility ("Amended Revolving Credit Facility") from January 2003 to March 2005, and included the issuance of a $100,000 Term Loan B. The Amended Revolving Credit Facility is secured by substantially all of the tangible and intangible assets of the Operating Company. The Term Loan B matures in March 2007, and requires annual principal payments of $500 in 2000, $1,000 from 2001 through 2004, $36,125 in 2005,
$47,500 in 2006, and $11,875 in 2007. The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. Total year 2000 interest expense for the Term B and the Revolving Credit Facility was $13,300. There is an individual margin applicable to each of the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date. At December 31, 2000, the Operating Company had utilized $49,400 of the Amended Revolving Credit Facility and $99,500 of the Term Loan B. The average interest rate on borrowings under revolving credit facilities for 2000 was 9.76%.

(8) LONG-TERM LIABILITIES

Long-term liabilities principally represents amounts due under non-interest-bearing non-compete agreements, deferred acquisition consideration and capital leases through 2008.

         The aggregate amount of principal payments at December 31, 2000 are as follows:

             2001...................................         1,181
             2002...................................           581
             2003...................................           572
             2004...................................           322
             2005...................................           318
             Thereafter.............................           545
                                                      ------------
                                                      $      3,519

(9) COMMON STOCK

During January 1998, the Company issued 1,600,000 shares of Common Stock, par value $0.01 per share.

In February 2000, the Company effected a 20-to-1 stock split of its common stock. All share data has been retroactively restated to account for this stock split. The Company then authorized the issuance of 55,000 additional common shares, of which 49,500 shares was made available in the form of stock options for local publishers. Management Investors also received 4,400 of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the Company's stock option plan.

On April 18, 2000, the Company approved the authorization of an additional 1,000,000 shares of common stock. Also on this date, the Company raised approximately $7,444, net of issuance costs of $450, from the issuance of 524,605 shares of Common Stock at $15 per share to Green Equity Investors III, L.P..

On August 11, 2000, Operating Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between Operating Company, the Executive, and LGP was amended. Under and pursuant to the Employment Agreement Amendment, LGP issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant (collectively, the "Loan Equity") for an aggregate purchase price of $250. In addition, LGP issued and sold to the Executive 23,174 shares of Common Stock of the Company for a purchase price per share of $15.00 for an aggregate purchase price of $348.

On December 15, 2000, the Company issued and sold to management 28,626 shares of common stock of the Company for an aggregate purchase price of $429.

(10)  PREFERRED STOCK

LGP has the authority to issue up to 23,905,000 shares of capital stock, of which 21,250,000 shares are designated as Preferred stock, par value $0.01 per share, and 2,655,000 shares are designated as Common Stock, par value $0.01 per share. The acquisition of 166 newspapers from American Publishing Company in January 1998, was financed in part from the proceeds of (i) $45,000 from the issuance and sale of 1,800,000 shares of 14.75% Senior Mandatory Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock"), (ii) $49,000 from the issuance and sale of 49,000 shares of 10% Junior Mandatory Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock"), and (iii) $8,000 from the issuance and sale of 1,600,000 shares of Common Stock.

On April 18, 2000, the Company raised approximately $20,631, net of issuance costs of $1,500, from the issuance of 22,131 shares of its Junior Preferred Stock to Green III at $1,000 per share.

On August 18, 2000, under and pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant (collectively, the "Loan Equity") for an aggregate purchase price of $250. See further discussion under Note 9.

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

Except as required by law, the holders of shares of Senior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of the Company. Subject to certain conditions, the Senior Preferred Stock is exchangeable, on any dividend payment date, in whole, but not in part, at the option of the Company for 14.375% Senior Subordinated Debentures (the "Exchange Debentures") of the Company maturing February 1, 2010. The Exchange Debentures are redeemable prior to maturity on substantially the same terms as the Senior Preferred Stock. Since inception, the Company has elected to pay all of its Senior Preferred Dividends in additional shares of Senior Preferred Stock. At December 31, 2000, the Company had accumulated but undeclared dividends of $1,650.

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

Except as required by law, the holders of shares of Junior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of the Company. Since inception, the Company has elected to pay all of its Junior Preferred Dividends in additional shares of Junior Preferred Stock. At December 31, 2000, the Company had accumulated but undeclared dividends of $1,464.

At December 31, 2000, 73% and 27% of the Junior Preferred Stock and 66% and 24% of the Common Stock is owned by Green Equity Investors II, L.P. and Green Equity Investors III, L.P., the controlling stockholders of the Company. 10% of the Common Stock and -0-% of the Junior Preferred Stock is owned by the Company's management team and Ken Serota, respectively.

(11) INCOME TAXES

Income tax expense for the periods shown below consisted of:

                                          CURRENT     DEFERRED      TOTAL
                                          -------     --------      -----

Year ended December 31, 1998:
  U.S. Federal.......................... $      -     $      -    $       -
  State and local.......................        -            -            -
                                         --------     --------    ---------
                                                -            -            -
                                         --------     --------    ---------
Year ended December 31, 1999:
  U.S. Federal..........................        -            -            -
  State and local.......................      295            -          295
                                         --------     --------    ---------

                                         $    295     $      -    $     295
                                         ========     ========    =========
Year ended December 31, 2000:
  U.S. Federal.......................... $      -     $      -    $       -
  State and local.......................      491            -          491
                                         --------     --------    ---------
                                         $    491     $      -    $     491
                                         ========     ========    =========

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income tax expense as a result of the following:


                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                1998         1999         2000
                                                                ----         ----         ----
Computed "expected" tax expense (benefit)...............    $    (2,346)  $     (274)  $  (4,400)
Increase in income taxes resulting from:
   Amortization of nondeductible goodwill...............             89          233         394
   State and local income taxes.........................              -          195         324
   Nondeductible meals and entertainment................             12           40         110
   Nondeductible expenses...............................              -            3           4
Change in Federal valuation allowance...................          2,245           98       4,059
                                                            -----------   ----------   ---------
                                                            $         -   $      295   $     491
                                                            ===========   ==========   =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at 1999 and 2000 are presented below:



                                                                         1999            2000
                                                                         ----            ----
Deferred tax assets:
   Accounts receivable, principally due to allowance
     for doubtful accounts.......................................... $      457     $       622
   Accrued expenses.................................................      2,579           1,207
   Net operating losses.............................................      9,230          20,776
                                                                     ----------     -----------
Gross deferred tax assets...........................................     12,265          22,605
less: valuation allowance...........................................     (2,756)         (7,531)
                                                                     ----------     -----------
Net deferred tax assets.............................................      9,509          15,074
                                                                     ----------     -----------
Deferred tax liabilities:
Long-lived assets, principally due to differences
     in depreciation and amortization...............................      6,534           8,789
Intangible assets, principally due to differences
     in amortization................................................     20,005          29,311
                                                                     ----------     -----------
                                                                         26,539          38,100
                                                                     ----------     -----------
   Net deferred tax liability....................................... $   17,030     $    23,026
                                                                     ==========     ===========

At December 31, 2000, the Company maintains net operating loss carry-forwards for Federal and state income tax purposes of $51,939, which are available to offset future taxable income, if any. These federal and state net operating loss carry-forwards begin to expire in 2018 and 2003, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the lack of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that a portion of the recorded deferred tax assets will not be recoverable. Accordingly, the Company has recorded a valuation allowance against certain Federal and state deferred tax assets as of December 31, 2000 amounting to $7,531.

The Company acquired deferred tax liabilities of $8,455, $8,575, and $5,996 in 1998, 1999 and 2000, respectively, through corporate acquisitions.

(12) EMPLOYEE BENEFIT PLANS

The Company maintains certain benefit plans for its employees.

The Company maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a discretionary matching contribution. The Company recorded $0, $129, and $271 in expenses related to the plan in 1998, 1999 and 2000, respectively.

The Company maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan ("Publishers Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company's newspapers. Under the Publishers' Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the Publishers' Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company, and will be made in a lump sum or installments as elected by the publisher. The Company recorded $111, $133 and $160 of compensation expense related to the plan in 1998, 1999 and 2000, respectively.

The Company maintains the Liberty Group Publishing, Inc. Executive Benefit Plan ("Executive Benefit Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined by the Company's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $35, $65 and $66 of compensation expense related to the plan in 1998, 1999 and 2000, respectively.

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

The Company applies APB 25 in accounting for the Plans. All options under the Plans have been granted at exercise prices not less than the fair value at the date of grant. Accordingly, no compensation expense has been recognized in the financial statements for the Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock option plan under Statement 123, the Company's net income (loss) for the years ended December 31, 2000 would have been the pro forma amounts indicated below:

                                                 1999           2000
Net income (loss)             As reported     $ (1,101)     $  (13,433)
                              Pro forma         (1,162)        (13,449)

Under the Plans, the exercise price of each option equals the fair value of the Company's stock on the date of grant. The per share weighted-average fair value of stock options granted during 1999 and 2000 using the Black-Scholes option pricing model was $1.87 and $4.79, respectively. For purposes of calculating compensation costs consistent with Statement 123, the fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of approximately 0%, risk-free interest rate of 4.75% and 6.62% for 1999 and 2000, respectively, and an expected life of 10 years. Stock option activity for the periods indicated is as follows:

                                                                   WEIGHTED-
                                                                    AVERAGE
                                                                   EXERCISE
                                                   SHARES            PRICE
                                                   ------          ---------

Outstanding at date of adoption................            -      $    -
  Granted......................................       59,075          5.00
  Canceled.....................................          400          5.00
                                               -------------      --------
Outstanding on December 31, 1999...............       58,675      $   5.00
                                               =============       =======

  Granted .....................................       11,650      $  10.00
  Canceled.....................................        6,700          7.54
  Exercised....................................      (28,000)         5.00
                                               -------------      --------
Outstanding on December 31,  2000..............       35,625      $   6.16
                                               =============      ========

     The following table summarizes information about stock options outstanding at December 31, 2000:

                       WEIGHTED-          WEIGHTED-                   WEIGHTED
RANGE OF               AVERAGE            AVERAGE                     AVERAGE
EXERCISE  OPTIONS      REMAINING          EXERCISE       OPTIONS      EXERCISE
PRICE     OUTSTANDING  CONTRACTUAL LIFE   PRICE        EXERCISABLE    PRICE
--------  -----------  ----------------   ---------    -----------    --------

$  5.00   27,375           8.08 Years      $  5.00        4,212        $5.00
$ 10.00    8,250           9.08            $ 10.00            0            0
          ------           ----            -------        -----        -----
          35,625           8.31 Years      $  6.16        4,212        $5.00

(14) RELATED PARTY TRANSACTIONS

EXECUTIVE STOCK INVESTMENTS

During 1998, the majority common stockholder transferred 64,000 common shares to the Chief Executive Officer upon the commencement of his employment. This transaction was treated as a compensation expense and an additional contribution to paid in capital.

Upon the commencement of his employment in January 1998 the Company loaned the Chief Executive Officer $250 pursuant to an Unsecured Promissory Note. The Loan will be forgiven on a pro rata Daily Basis from January 28, 1998 to January 28, 2001. The Loan will be forgiven in its entirety if the Chief Executive Officer is terminated by the Company without cause or if the Chief Executive Officer terminates his employment for good reason (as defined in the agreement) death, disability, or upon the consummation of an initial public offering of securities of the Company.

In addition, certain other executives were given the opportunity to purchase common stock in the Company. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Board of Directors approved the forgiveness of these loans including accrued interest, in 3 equal installments in January 1999, 2000, and 2001. The Company has the right to repurchase the common stock at the original cost if the executive terminates his employment or is terminated for cause.

On August 11, 2000, Operating Company, Inc., Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Registrant's Subsidiary, the Executive and the Company was amended. Under and pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant for an aggregate purchase price of $250. In addition, the Company issued and sold to the Executive 23,174 shares of Common Stock of the Company for a purchase price per share of $15.00 for an aggregate purchase price of $348.

On December 15, 2000, the Company issued and sold to Management Investors 28,626 shares of common stock of the Company for an aggregate purchase price of $429.

MAJORITY COMMON STOCKHOLDER FEES

The Company paid $1,000 and $1,320 in management fees in 1999 and 2000, respectively and $375 and $356, in 1999 and 2000, respectively, in acquisition finders fees to its majority common stockholder and is obligated to pay acquisition finders fees of $850 at December 31, 2000. Additionally, the Company paid $1,950 in capital raising costs to the majority stockholder.

(15) EXTRAORDINARY ITEM

During 1999, the Company's facility in Augusta, Kansas was damaged by a severe flood. The cost of the machinery and equipment and furniture and fixtures destroyed was $235, net of accumulated depreciation of $18. The Company received insurance proceeds sufficient to replace these assets in the amount of $702, and reported the resulting gain of $485 as an extraordinary item.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

The Board of Directors
Liberty Group Publishing, Inc.:

Under date of March 15, 2001, we reported on the consolidated balance sheets of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         /s/ KPMG LLP

Chicago, Illinois
March 15, 2001

                                   SCHEDULE II

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS



               ALLOWANCE FOR
                 DOUBTFUL                     BEGINNING     BAD DEBT                     ENDING
                 ACCOUNTS                      BALANCE      EXPENSE     WRITE-OFFS      BALANCE
               -------------                  ---------     --------    ----------      -------

Year ended December 31, 1998.............     $  1,014      $   694      $  (526)     $   1,182
Year ended December 31, 1999.............     $  1,182      $   912      $  (953)     $   1,141
Year ended December 31, 2000.............     $  1,141      $ 1,771      $(1,389)     $   1,523


See accompanying Independent Auditors' Report on Schedule II.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001                      LIBERTY GROUP PUBLISHING, INC.
                                          (Registrant)

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

Dated: April 2, 2001                      /s/ KENNETH L. SEROTA
                                          Kenneth L. Serota,
                                          President and
                                          Chief Executive Officer
                                          and Director

Dated: April 2, 2001                      /s/ KEVIN O'SHEA
                                          Kevin O'Shea,
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Secretary and Director

Dated: April 2, 2001                      /s/ LEONARD GREEN
                                          Leonard Green, Director

Dated: April 2, 2001                      /s/ PETER NOLAN
                                          Peter Nolan, Director

Dated: April 2, 2001                      /s/ GREG ANNICK
                                          Greg Annick, Director

Dated: April 2, 2001                      /s/ JOHN DANHAKL
                                          John Danhakl, Director

Dated: April 2, 2001                      /s/ SCOTT T. CHAMPION
                                          Scott T. Champion, Director

                                INDEX TO EXHIBITS


Exhibit
No.                                            Items

2.1           Asset Purchase  Agreement  dated as of November 21, 1997,  among Liberty    Incorporated   by   reference  to
              Group Publishing,  Inc., Green Equity Investors II, L.P. (as guarantor),    Exhibit   2.1   included  on  the
              Liberty Group Operating , Inc.,  Hollinger  International  Inc., APAC-90    Company's  Registration Statement
              Inc., American Publishing, and APAC-95, Inc.                                on  Form  S-4  (Registration  No.
                                                                                          333-46957) (the "Company's S-4").

2.2           Asset Purchase  Agreement  dated as of November 21, 1997,  among Liberty    Incorporated   by   reference  to
              Group Publishing,  Inc., Green Equity Investors II, L.P. (as guarantor),    Exhibit   2.2   included  on  the
              Liberty Group Operating,  Inc.,  Hollinger  International Inc., American    Company's S-4.
              Publishing Company of Illinois, APAC-90 Inc., and APAC-95, Inc.

2.3           Exchange  Agreement  dated as of November  21,  1997,  between  American    Incorporated   by   reference  to
              Publishing   Company  of   Illinois   and  Chicago   Deferred   Exchange    Exhibit   2.3   included  on  the
              Corporation.                                                                Company's S-4.

2.4           Qualified Exchange Trust Agreement,  dated as of November 21, 1997 among    Incorporated   by   reference  to
              the Chicago Trust Company, as Trustee under Trust No. 38347501,  Chicago    Exhibit   2.4   included  on  the
              Deferred  Exchange  Corporation,  and  American  Publishing  Company  of    Company's S-4.
              Illinois.

2.5           Amendment  to Asset  Purchase  Agreement  dated as of January 14,  1998,    Incorporated   by   reference  to
              among Liberty Group  Publishing,  Inc.,  Green Equity Investors II, L.P.    Exhibit   2.5   included  on  the
              (as guarantor),  Liberty Group Operating,  Inc., Hollinger International    Company's S-4.
              Inc., APAL-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.

2.6           Amendment  to Asset  Purchase  Agreement,  dated as of January 14, 1998,    Incorporated   by   reference  to
              among Liberty Group  Publishing,  Inc.,  Green Equity Investors II, L.P.    Exhibit   2.6   included  on  the
              (as guarantor),  Liberty Group Operating,  Inc., Hollinger International    Company's S-4.
              Inc.,  American  Publishing Company of Illinois,  APAC-90 Inc., American
              Publishing (1991) Inc. and APAC-95 Inc.

2.7           Amendment to Exchange  Agreement,  dated as of January 14, 1998, between    Incorporated   by   reference  to
              American  Publishing  Company of Illinois and Chicago Deferred  Exchange    Exhibit   2.7   included  on  the
              Corporation.                                                                Company's S-4.

2.8           Amendment to Qualified  Exchange  Trust  Agreement,  dated as of January    Incorporated   by   reference  to
              14,  1998,  among  The  Chicago  Trust  Company,  as  Trustee  under No.    Exhibit   2.8   included  on  the
              38347501, Chicago.                                                          Company's S-4.

2.9           Agreement dated as of January 15, 1998, among Liberty Group  Publishing,    Incorporated   by   reference  to
              Inc.,  Green Equity  Investors  II, L.P. (as  guarantor),  Liberty Group    Exhibit   2.9   included  on  the
              Operating,  Inc.,  Hollinger  International,  Inc.,  American Publishing    Company's S-4.
              Company of Illinois,  APAC-90 Inc., American Publishing (1991) Inc., and
              APAC-95 Inc.

2.10          Agreement  dated as of  January  23,  1998,  among  American  Publishing    Incorporated   by   reference  to
              Company of  Illinois,  Chicago  Deferred  Exchange  Corporation  and The    Exhibit  2.10   included  on  the
              Chicago Trust Company.                                                      Company's S-4.

2.11          Agreement dated as of January 26, 1998, among Liberty Group  Publishing,    Incorporated   by   reference  to
              Inc.,  Green Equity  Investors  II, L.P. (as  guarantor),  Liberty Group    Exhibit  2.11   included  on  the
              Operating,  Inc.  Hollinger  International,  Inc.,  American  Publishing    Company's S-4.
              Company of Illinois,  APAC-90 Inc., American Publishing (1991) Inc., and
              APAC-95 Inc.

3.1           Certificate of Incorporation of Liberty Group Publishing, Inc.              Incorporated   by   reference  to
                                                                                          Exhibit   3.1   included  on  the
                                                                                          Company's  Annual  Report on Form
                                                                                          10-K   for   the   year    ending
                                                                                          December     31,     1999    (the
                                                                                          "Company's 1999 10-K").



3.2           By-laws of Liberty Group Publishing, Inc.                                   Incorporated   by   reference  to
                                                                                          Exhibit   3.2   included  on  the
                                                                                          Company's S-4.

4.1           Indenture  dated as of January 27, 1998 among Liberty Group  Publishing,    Incorporated   by   reference  to
              Inc.  and State  Street Bank and Trust  Company,  as Trustee,  including    Exhibit   4.1   included  on  the
              form of 11-5/8% Senior Discount Debentures due 2009.                        Company's S-4.

4.2           Indenture,   dated  as  of  January  27,  1998,  among,   Liberty  Group    Incorporated   by   reference  to
              Publishing,  Inc. and State Street Bank and Trust  Company,  as Trustee,    Exhibit   4.3   included  on  the
              including form of 14-3/4% Senior Subordinated Debentures due 2010.          Company's S-4.

*10.1         Employment  Agreement  dated as of November  27, 1997,  between  Liberty    Incorporated   by   reference  to
              Group Publishing, Inc. and Kenneth L. Serota.                               Exhibit  10.1   included  on  the
                                                                                          Company's S-4.

*10.2         Amendment to Employment Agreement,  dated as of August 11, 2000, between    Included herewith.
              Liberty  Group  Operating,   Inc.,  Kenneth  L.  Serota,  Liberty  Group
              Publishing,  Inc.,  Green  Equity  Investors  II, L.P.  and Green Equity
              Investors III, L.P.

*10.3         Management  Stockholders Agreement , dated as of January 27, 1998, among    Incorporated    by   reference   to
              Liberty  Group  Publishing,  Inc.,  Green Equity  Investors II, L.P. and    Exhibit 10.2 on the Company's S-4.
              Kenneth L. Serota.

*10.4         Amended  and   Restated   Management   Subscription   and   Stockholders    Incorporated    by   reference   to
              Agreement,  dated as of February 1, 2000,  by and between  Liberty Group    Exhibit   10.3   included   on  the
              Publishing, Inc., Green Equity Investors II, L.P. and Scott T. Champion.    Company's 1999 10-K.

*10.5         Amended  and   Restated   Management   Subscription   and   Stockholders    Incorporated    by   reference   to
              Agreement,  dated as of February 1, 2000,  by and between  Liberty Group    Exhibit   10.4   included   on  the
              Publishing, Inc., Green Equity Investors II, L.P. and Kevin O'Shea.         Company's 1999 10-K..

*10.6         Amended  and   Restated   Management   Subscription   and   Stockholders    Incorporated    by   reference   to
              Agreement,  dated as of February 1, 2000,  by and between  Liberty Group    Exhibit   10.5   included   on  the
              Publishing, Inc., Green Equity Investors II, L.P. and Gene A. Hall.         Company's 1999 10-K.

*10.7         Master  Amendment,  dated as of April 18,  2000,  between  Green  Equity    Included herewith.
              Investors II, L.P.,  Green Equity  Investors  III,  L.P.,  Liberty Group
              Publishing, Inc. and persons listed on Schedule 1 attached thereto.

*10.8         Management  Stock  Purchase  Agreement,  dated as of December  15, 2000,    Included herewith.
              between  Liberty  Group  Publishing,  Inc.,  Green Equity  Investors II,
              L.P., Green Equity Investors III, L.P. and Kevin O'Shea.

*10.9         Management  Stock  Purchase  Agreement,  dated as of December  15, 2000,    Included herewith.
              between  Liberty  Group  Publishing,  Inc.,  Green Equity  Investors II,
              L.P., Green Equity Investors III, L.P. and Scott T. Champion.

*10.10        Management  Stock  Purchase  Agreement,  dated as of December  15, 2000,    Included herewith.
              between  Liberty  Group  Publishing,  Inc.,  Green Equity  Investors II,
              L.P., Green Equity Investors III, L.P. and Gene A. Hall.

10.11         Non-Competition  Agreement  dated as of January 27, 1998 between Liberty    Incorporated    by   reference   to
              Group Operating, Inc. and Hollinger International, Inc.                     Exhibit   10.3   included   on  the
                                                                                          Company's S-4.

10.12         Stock Purchase  Agreement,  dated as of April 18, 2000,  between Liberty    Included herewith.
              Group Publishing, Inc. and Green Equity Investors III, L.P.

10.13         Management  Services  Agreement,  dated as of April  18,  2000,  between    Included herewith.
              Liberty Group Operating, Inc. and Leonard Green & Partners, L.P.

10.14         Amended and Restated Credit  Agreement dated as of April 18, 2000, among    Included herewith.
              Liberty Group Operating, Inc., Liberty Group Publishing,  Inc., Citicorp
              USA,  Inc.  Citibank  N.A.  DB Banc Alex Brown,  LLC,  Wells Fargo Bank,
              N.A., and Bank of America, N.A.



10.15         Pledge  Agreement  dated as of  January  27,  1998  from  Liberty  Group    Incorporated   by   reference  to
              Publishing,  Inc.,  Liberty Group Arizona Holdings,  Inc., Liberty Group    Exhibit  10.6   included  on  the
              Arkansas  Holdings,  Inc.,  Liberty  Group  California  Holdings,  Inc.,    Company's S-4.
              Liberty Group  Illinois  Holdings,  Inc.,  Liberty Group Iowa  Holdings,
              Inc.,  Liberty  Group Kansas  Holdings,  Inc.,  Liberty  Group  Missouri
              Holdings,  Inc.,  Liberty Group New York Holdings,  Inc.,  Liberty Group
              Pennsylvania Holdings,  Inc., Liberty Group Management Services, Inc. to
              the lenders under the Credit Agreement.

10.16         Pledge  Agreement  dated as of  January  27,  1998  from  Liberty  Group    Incorporated   by   reference  to
              Operating, Inc. to the lenders under the Credit Agreement.                  Exhibit  10.7   included  on  the
                                                                                          Company's S-4.

10.17         Stock Purchase Agreement,  dated as of December 16, 1998, by and between    Incorporated   by   reference  to
              the  shareholders  of Life Printing & Publishing  Co., Inc.,  Jongo Real    Exhibit   2.1   included  on  the
              Estate Partnership and Liberty Group Operating, Inc.                        Company's  Current Report on Form
                                                                                          8-K (the  "Company's  8-K") filed
                                                                                          on January 28, 1999.

10.18         Asset Exchange Agreement,  dated as of July 1, 1999, among Liberty Group    Incorporated   by   reference  to
              Operating,   Inc.,  Liberty  Group  Pennsylvania   Holdings,   Inc.  and    Exhibit   2.1   included  on  the
              Newspaper Holdings, Inc.                                                    Company's  8-K  filed on July 16,
                                                                                          1999.

10.19         Asset Exchange  Agreement,  dated as of August 26, 1999, between Liberty    Incorporated   by   reference  to
              Group Publishing, Inc.and Lee Enterprises, Incorporated.                    Exhibit   2.1   included  on  the
                                                                                          Company's  8-K  filed on  October
                                                                                          15, 1999.

10.20         Asset Purchase  Agreement,  dated as of August 26, 1999, between Liberty    Incorporated   by   reference  to
              Group Publishing, Inc., and Lee Enterprises, Incorporated.                  Exhibit   2.2   included  on  the
                                                                                          Company's  8-K  filed on  October
                                                                                          15, 1999.
10.21         Asset Purchase Agreement, dated as of June 29, 2000, by and
              between Midwest Publishing Statutory                                        Incorporated by reference to
              Trust and Liberty Group Michigan Holdings,                                  Exhibit 2.1 included on
              the Inc.                                                                    Company's 8-K filed on July 14,
                                                                                          2000.

10.22         Joinder and  Assumption  Agreement,  dated as of June 30,  2000,  by IMG    Incorporated   by   reference  to
              Holdings,  Inc., Independent Media Holdings,  Inc. and Independent Media    Exhibit   2.2   included  on  the
              Group, Inc., and acknowledged by Midwest Publishing  Statutory Trust and    Company's  8-K  filed on July 14,
              Liberty Group Michigan Holdings, Inc.                                       2000.

10.23         Asset Purchase  Agreement,  dated as of October 31, 2000, by and between    Incorporated   by   reference  to
              Mid-Illinois Newspapers, Inc. and Liberty Group Illinois Holdings, Inc.     Exhibit   2.1   included  on  the
                                                                                          Company's  8-K filed on  November
                                                                                          16, 2000.

*10.24        Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation Plan.    Incorporated   by   reference  to
                                                                                          Exhibit  10.10  included  on  the
                                                                                          Company's  Annual  Report on Form
                                                                                          10-K   for   the   period   ended
                                                                                          December     31,     1998    (the
                                                                                          "Company's 1998 10-K").

*10.25        Liberty Group Publishing, Inc.'s Executive Benefit Plan.                    Incorporated   by   reference  to
                                                                                          Exhibit  10.11  included  on  the
                                                                                          Company's 1998 10-K.

*10.26        Liberty Group Publishing, Inc.'s Executive Deferral Plan.                   Incorporated   by   reference  to
                                                                                          Exhibit  10.12  included  on  the
                                                                                          Company's 1998 10-K.

*10.27        Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                    Incorporated   by   reference  to
                                                                                          Exhibit  10.15  included  on  the
                                                                                          Company's 1999 10-K.

21            Subsidiaries of Liberty Group Publishing, Inc.                              Included herewith.

-------------------------------------

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

                         LIBERTY GROUP PUBLISHING, INC.

                               Index Of Exhibits


Exhibit
No.                  Items
---                  -----
2.1    Asset Purchase Agreement dated as of           Incorporated by reference
       November 21, 1997, among Liberty Group         to Exhibit 2.1 included
       Publishing, Inc., Green Equity Investors II,   on the Company's
       L.P. (as guarantor), Liberty Group Operating,  Registration Statement on
       Inc., Hollinger International Inc.,            Form S-4 (Registration
       APAC-90 Inc., American Publishing, and         No. 333-46957) (the
       APAC-95, Inc.                                  "Company's S-4").

2.2    Asset Purchase Agreement dated as of           Incorporated by reference
       November 21, 1997, among Liberty Group         to Exhibit 2.2 included
       Publishing, Inc., Green Equity Investors II,   on the Company's S-4.
       L.P. (as guarantor), Liberty Group
       Operating, Inc., Hollinger International
       Inc., American Publishing Company of
       Illinois, APAC-90 Inc., and APAC-95, Inc.

2.3    Exchange Agreement dated as of November 21,    Incorporated by reference
       1997, between American Publishing Company      to Exhibit 2.3 included
       of Illinois and Chicago Deferred Exchange      on the Company's S-4.
       Corporation.

2.4    Qualified Exchange Trust Agreement, dated      Incorporated by reference
       as of November 21, 1997 among the Chicago      to Exhibit 2.4 included
       Trust Company, as Trustee under Trust          on the Company's S-4.
       No. 38347501, Chicago Deferred Exchange
       Corporation, and American Publishing
       Company of Illinois.

2.5    Amendment to Asset Purchase Agreement dated    Incorporated by reference
       as of January 14, 1998, among Liberty Group    to Exhibit 2.5 included
       Publishing, Inc., Green Equity Investors II,   on the Company's S-4.
       L.P. (as guarantor), Liberty Group
       Operating, Inc., Hollinger International
       Inc., APAL-90 Inc., American Publishing
       (1991) Inc. and APAC-95 Inc.

2.6    Amendment to Asset Purchase Agreement, dated   Incorporated by reference
       as of January 14, 1998, among Liberty          to Exhibit 2.6 included
       Group Publishing, Inc., Green Equity           on the Company's S-4.
       Investors II, L.P. (as guarantor), Liberty
       Group Operating, Inc., Hollinger
       International Inc., American Publishing
       Company of Illinois, APAC-90 Inc., American
       Publishing (1991) Inc. and APAC-95 Inc.

2.7    Amendment to Exchange Agreement, dated as of   Incorporated by reference
       January 14, 1998, between American             to Exhibit 2.7 included
       Publishing Company of Illinois and Chicago     on the Company's S-4.
       Deferred Exchange Corporation.

2.8    Amendment to Qualified Exchange Trust          Incorporated by reference
       Agreement, dated as of January 14, 1998,       to Exhibit 2.8 included
       among The Chicago Trust Company, as Trustee    on the Company's S-4.
       under No. 38347501, Chicago.

2.9    Agreement dated as of January 15, 1998,        Incorporated by reference
       among Liberty Group Publishing, Inc., Green    to Exhibit 2.9 included
       Equity Investors II, L.P. (as guarantor),      on the Company's S-4.
       Liberty Group Operating, Inc., Hollinger
       International, Inc., American Publishing
       Company of Illinois, APAC-90 Inc., American
       Publishing (1991) Inc., and APAC-95 Inc.

2.10   Agreement dated as of January 23, 1998,        Incorporated by reference
       among American Publishing Company of           to Exhibit 2.10 included
       Illinois, Chicago Deferred Exchange            on the Company's S-4.
       Corporation and The Chicago Trust Company.

2.11   Agreement dated as of January 26, 1998,        Incorporated by reference
       among Liberty Group Publishing, Inc., Green    to Exhibit 2.11 included
       Equity Investors II, L.P. (as guarantor),      on the Company's S-4.
       Liberty Group Operating, Inc. Hollinger
       International, Inc., American Publishing
       Company of Illinois, APAC-90 Inc., American
       Publishing (1991) Inc., and APAC-95 Inc.

3.1    Certificate of Incorporation of                Incorporated by reference
       Liberty Group Publishing, Inc.                 to Exhibit 3.1 included
                                                      on the Company's Annual
                                                      Report on Form 10-K for
                                                      the year ending December
                                                      31, 1999 (the "Company's
                                                      1999 10-K").

3.2    By-laws of Liberty Group Publishing, Inc.      Incorporated by reference
                                                      to Exhibit 3.2 included
                                                      on the Company's S-4.

4.1    Indenture dated as of January 27, 1998 among   Incorporated by reference
       Liberty Group Publishing, Inc. and State       to Exhibit 4.1 included
       Street Bank and Trust Company, as Trustee,     on the Company's S-4.
       including form of 11-5/8% Senior Discount
       Debentures due 2009.

4.2    Indenture, dated as of January 27, 1998,       Incorporated by reference
       among, Liberty Group Publishing, Inc. and      to Exhibit 4.3 included
       State Street Bank and Trust Company, as        on the Company's S-4.
       Trustee, including form of 14-3/4% Senior
       Subordinated Debentures due 2010.

*10.1  Employment Agreement dated as of November      Incorporated by reference
       27, 1997, between Liberty Group Publishing,    to Exhibit 10.1 included
       Inc. and Kenneth L. Serota.                    on the Company's S-4.

*10.2  Amendment to Employment Agreement, dated as    Included herewith.
       of August 11, 2000, between Liberty Group
       Operating, Inc., Kenneth L. Serota, Liberty
       Group Publishing, Inc., Green Equity
       Investors II, L.P. and Green Equity
       Investors III, L.P.

*10.3  Management Stockholders Agreement, dated as    Incorporated by reference
       of January 27, 1998, among Liberty Group       to Exhibit 10.2 on the
       Publishing, Inc., Green Equity Investors II,   Company's S-4.
       L.P. and Kenneth L. Serota.

*10.4  Amended and Restated Management Subscription   Incorporated by reference
       and Stockholders Agreement, dated as of        to Exhibit 10.3 included
       February 1, 2000, by and between Liberty       on the Company's 1999
       Group Publishing, Inc., Green Equity           10-K.
       Investors II, L.P. and Scott T. Champion.

*10.5  Amended and Restated Management Subscription   Incorporated by reference
       and Stockholders Agreement, dated as of        to Exhibit 10.4 included
       February 1, 2000, by and between Liberty       on the Company's 1999
       Group Publishing, Inc., Green Equity           10-K.
       Investors II, L.P. and Kevin O'Shea.

*10.6  Amended and Restated Management Subscription   Incorporated by reference
       and Stockholders Agreement, dated as of        to Exhibit 10.5 included
       February 1, 2000, by and between Liberty       on the Company's 1999
       Group Publishing, Inc., Green Equity           10-K.
       Investors II, L.P. and Gene A. Hall.

*10.7  Master Amendment, dated as of April 18,        Included herewith.
       2000, between Green Equity Investors II,
       L.P., Green Equity Investors III, L.P.,
       Liberty Group Publishing, Inc. and
       persons listed on Schedule 1 attached
       thereto.

*10.8  Management Stock Purchase Agreement, dated     Included herewith.
       as of December 15, 2000, between Liberty
       Group Publishing, Inc., Green Equity
       Investors II, L.P., Green Equity Investors
       III, L.P. and Kevin O'Shea.

*10.9  Management Stock Purchase Agreement, dated     Included herewith.
       as of December 15, 2000, between Liberty
       Group Publishing, Inc., Green Equity
       Investors II, L.P., Green Equity Investors
       III, L.P. and Scott T. Champion.

*10.10 Management Stock Purchase Agreement, dated     Included herewith.
       as of December 15, 2000, between Liberty
       Group Publishing, Inc., Green Equity
       Investors II, L.P., Green Equity Investors
       III, L.P. and Gene A. Hall.

10.11  Non-Competition Agreement dated as of          Incorporated by reference
       January 27, 1998 between Liberty Group         to Exhibit 10.3 included
       Operating, Inc. and Hollinger International,   on the Company's S-4.
       Inc.

10.12  Stock Purchase Agreement, dated as of April    Included herewith.
       18, 2000, between Liberty Group Publishing,
       Inc. and Green Equity Investors III, L.P.

10.13  Management Services Agreement, dated as of     Included herewith.
       April 18, 2000, between Liberty Group
       Operating, Inc. and Leonard Green &
       Partners, L.P.

10.14  Amended and Restated Credit Agreement dated    Included herewith.
       as of April 18, 2000, among Liberty Group
       Operating, Inc., Liberty Group Publishing,
       Inc., Citicorp USA, Inc. Citibank N.A. DB
       Banc Alex Brown, LLC, Wells Fargo Bank,
       N.A., and Bank of America, N.A.

10.15  Pledge Agreement dated as of January 27,       Incorporated by reference
       1998 from Liberty Group Publishing, Inc.,      to Exhibit 10.6 included
       Liberty Group Arizona Holdings, Inc.,          on the Company's S-4.
       Liberty Group Arkansas Holdings, Inc.,
       Liberty Group California Holdings, Inc.,
       Liberty Group Illinois Holdings, Inc.,
       Liberty Group Iowa Holdings, Inc., Liberty
       Group Kansas Holdings, Inc., Liberty Group
       Missouri Holdings, Inc., Liberty Group New
       York Holdings, Inc., Liberty Group
       Pennsylvania Holdings, Inc., Liberty Group
       Management Services, Inc. to the lenders under the Credit Agreement.

10.16  Pledge Agreement dated as of January 27,       Incorporated by reference
       1998 from Liberty Group Operating, Inc. to     to Exhibit 10.7 included
       the lenders under the Credit Agreement.        on the Company's S-4.

10.17  Stock Purchase Agreement, dated as of          Incorporated by reference
       December 16, 1998, by and between the          to Exhibit 2.1 included
       shareholders of Life Printing & Publishing     on the Company's Current
       Co., Inc., Jongo Real Estate Partnership and   Report on Form 8-K (the
       Liberty Group Operating, Inc.                  "Company's 8-K") filed
                                                      on January 28, 1999.

10.18  Asset Exchange Agreement, dated as of July     Incorporated by reference
       1, 1999, among Liberty Group Operating,        to Exhibit 2.1 included
       Inc., Liberty Group Pennsylvania Holdings,     on the Company's 8-K
       Inc. and Newspaper Holdings, Inc.              filed on July 16, 1999.

10.19  Asset Exchange Agreement, dated as of August   Incorporated by reference
       26, 1999, between Liberty Group Publishing,    to Exhibit 2.1 included
       Inc. and Lee Enterprises, Incorporated.        on the Company's 8-K
                                                      filed on October 15,
                                                      1999.

10.20  Asset Purchase Agreement, dated as of August   Incorporated by reference
       26, 1999, between Liberty Group Publishing,    to Exhibit 2.2 included
       Inc., and Lee Enterprises, Incorporated.       on the Company's 8-K
                                                      filed on October 15,
                                                      1999.

10.21  Asset Purchase Agreement, dated as of          Incorporated by reference
       June 29, 2000, by and between Midwest          to Exhibit 2.1 included
       Publishing Statutory Trust and Liberty         on the Company's 8-K filed
       Group Michigan Holdings, Inc.                  on July 14, 2000.


10.22  Joinder and Assumption Agreement, dated as     Incorporated by reference
       of June 30, 2000, by IMG Holdings, Inc.,       to Exhibit 2.2 included
       Independent Media Holdings, Inc. and           on the Company's 8-K
       Independent Media Group, Inc., and             filed on July 14,
       acknowledged by Midwest Publishing Statutory   2000.
       Trust and Liberty Group Michigan Holdings,
       Inc.

10.23  Asset Purchase Agreement, dated as of          Incorporated by reference
       October 31, 2000, by and between               to Exhibit 2.1 included
       Mid-Illinois Newspapers, Inc. and Liberty      on the Company's 8-K
       Group Illinois Holdings, Inc.                  filed on November 16,
                                                      2000.

*10.24 Liberty Group Publishing, Inc.'s               Incorporated by reference
       Publisher's Deferred Compensation              to Exhibit 10.10 included
       Plan.                                          on the Company's Annual
                                                      Report on Form 10-K for
                                                      the period ended
                                                      December 31, 1998 (the
                                                      "Company's 1998 10-K").

*10.25 Liberty Group Publishing, Inc.'s               Incorporated by reference
       Executive Benefit Plan.                        to Exhibit 10.11 included
                                                      on the Company's 1998
                                                      10-K.

*10.26 Liberty Group Publishing, Inc.'s               Incorporated by reference
       Executive Deferral Plan.                       to Exhibit 10.12 included
                                                      on the Company's 1998
                                                      10-K.

*10.27 Liberty Group Publishing, Inc.'s               Incorporated by reference
       1999 Stock Option Plan.                        to Exhibit 10.15 included
                                                      on the Company's 1999
                                                      10-K.

21     Subsidiaries of Liberty Group Publishing, Inc. Included herewith.


-----------------------------------------------

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