Form 10-Q
period 2001-06-30
LIBERTY GROUP PUBLISHING INC
filed 2001-08-14
CIK 1056464

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED                             COMMISSION FILE NUMBER
       JUNE 30, 2001                                        333-46957



                         LIBERTY GROUP PUBLISHING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                   DELAWARE                                 36-4197635
        (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS               60062
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 272-2244



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes [X]  No [_]

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                                 ----

Item 1       Unaudited Interim Consolidated Financial Statements

             Unaudited Consolidated Balance Sheets at June 30, 2001 and December 31, 2000.....................     1

             Unaudited Consolidated Statements of Operations for the Three and Six
             Months Ended June 30, 2001.......................................................................     2

             Unaudited Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2001..............................................................................     3

             Notes to the Unaudited Interim Consolidated Financial Statements.................................     4

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations............     5

Item 3       Quantitative and Qualitative Disclosures About Market Risk.......................................     8

PART II -- OTHER INFORMATION

Item 2       Changes in Securities and Use of Proceeds........................................................     9

Item 4       Submission of Matters to a Vote of Security Holders..............................................     9

Item 6       Exhibits and Reports on Form 8-K.................................................................     9

Signature Page ...............................................................................................    10

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        JUNE 30,      DECEMBER  31,
                                                                                                          2001            2000
                                                                                                        --------      -------------
                                               ASSETS
Current assets:
     Cash and cash equivalents................................................................          $  1,997        $  1,036
     Accounts receivable, net of allowance
     for doubtful accounts of $1,428 and $1,523
     in 2001 and 2000, respectively...........................................................            21,236          22,605
     Inventory................................................................................             3,125           3,042
     Prepaid expenses.........................................................................             2,629           1,169
     Other current assets.....................................................................               157             144
                                                                                                        --------        --------
 Total current assets.........................................................................            29,144          27,996

     Property, plant and equipment, net.......................................................            54,666          55,817
     Intangible assets, net...................................................................           460,263         467,604
     Deferred financing costs, net............................................................            11,308          11,682
     Other assets.............................................................................               405             402
                                                                                                        --------        --------
 Total assets.................................................................................          $555,786        $563,501
                                                                                                        ========        ========
                               LIABILITIES AND STOCKHOLDERS' (DEFICIT
Current liabilities:
     Current portion of Term Loan B...........................................................          $  1,000        $  1,000
     Current portion of long-term liabilities.................................................             1,108           1,181
     Accounts payable.........................................................................             2,143           2,253
     Accrued expenses.........................................................................            14,494          16,305
     Deferred revenue.........................................................................             9,175           9,117
                                                                                                        --------        --------
Total current liabilities.....................................................................            27,920          29,856

Long-term liabilities:
     Senior subordinated notes................................................................           180,000         180,000
     Senior discount debentures, redemption value $89,000.....................................            74,415          70,327
     Term loan B, less current portion........................................................            98,000          98,500
     Borrowings under  revolving credit facility..............................................            50,745          49,400
     Long-term liabilities, less current portion..............................................             2,178           2,338
     Deferred income taxes....................................................................            23,026          23,026
                                                                                                        --------        --------
Total liabilities.............................................................................           456,284         453,447

     Senior mandatory redeemable exchangeable cumulative preferred stock, $0.01 par value, 21,000,000 shares authorized, 2,783,062 and
       2,684,086 issued and outstanding at June 30, 2001 and December 31, 2000, respectively..            73,916          68,752
       Aggregate involuntary liquidation preference $25 plus accrued dividends
     Junior mandatory redeemable cumulative preferred stock, $0.01 par value,
       250,000 shares authorized, 92,311 and 87,864 issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively......................................            93,850          89,328
                                                                                                        --------        --------
Total mandatory redeemable preferred stock....................................................           167,766         158,080

Stockholders' deficit
Common stock, $0.01 par value, 2,655,000 shares
       authorized, 2,185,177 issued and 2,181,177 outstanding at
       June 30, 2001 and December 31, 2000....................................................                22              22
 Additional paid in capital...................................................................            16,444          16,444
 Notes receivable.............................................................................            (1,132)         (1,183)
 Accumulated deficit..........................................................................           (83,567)        (63,278)
 Treasury stock at cost, 4,000 shares at June 30, 2001 and December 31, 2000..................               (31)            (31)
                                                                                                        --------        --------
 Total stockholders' deficit..................................................................           (68,264)        (48,026)
                                                                                                        --------        --------
 Total liabilities and stockholders' deficit..................................................          $555,786        $563,501
                                                                                                        ========        ========



 See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                                      --------                         --------
                                                                2001             2000            2001           2000
                                                                ----             ----            ----           ----

REVENUES:
   Advertising.......................................      $       40,018    $     37,626     $    75,651     $   70,013
   Circulation ......................................               8,685           7,779          17,392         15,153
   Job printing and other ...........................               3,843           3,037           7,528          5,574
                                                           --------------    ------------     -----------     ----------
Total revenues ......................................              52,546          48,442         100,571         90,740
OPERATING COSTS AND EXPENSES:
   Operating costs ..................................              23,279          19,856          46,093         38,033
   Selling, general and administrative...............              16,584          15,575          33,090         30,178
   Depreciation and amortization.....................               5,428           4,721          10,822          9,258
                                                           --------------    ------------     -----------     ----------
Income from operations ..............................               7,255           8,290          10,566         13,271
Interest expense ....................................               9,835           9,271          19,824         18,027
Amortization of debt issue costs.....................                 517             448             996            841
                                                           --------------    ------------     -----------     ----------
Loss before income taxes ............................              (3,097)         (1,429)        (10,254)        (5,597)
Income taxes ........................................                 268             163             349            260
                                                           --------------    ------------     -----------     ----------
Net loss  ...........................................      $       (3,365)   $     (1,592)    $   (10,603)    $   (5,857)
                                                           ==============    ============     ===========     ==========


     See accompanying notes to unaudited consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                 2001           2000
                                                                                                 ----           ----
Cash flows from operating activities:
   Net loss ..............................................................................     $ (10,603)     $  (5,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization ......................................................        10,822          9,258
      Amortization of debt issue costs ...................................................           996            840
      Accretion of senior discount notes .................................................         4,088          3,670
      Non-cash compensation ..............................................................            51            122
   Changes in assets and liabilities, net of acquisitions:
      Working capital-net ................................................................        (2,140)           570
      Other assets .......................................................................             3             --
                                                                                               ---------      ---------
Net cash flows provided by operating activities ..........................................         3,217          8,603
Cash flows from investing activities:
   Purchases of property, plant, and equipment ...........................................        (1,730)        (5,414)
   Acquisitions, net of cash acquired ....................................................          (469)       (73,763)
                                                                                               ---------      ---------
Net cash flows used in investing activities ..............................................        (2,199)       (79,177)
                                                                                               ---------      ---------
Cash flows from financing activities:
   Net borrowings and fees under revolving credit facility ...............................           730         66,350
   Net proceeds from issuing preferred stock .............................................            --         22,131
   Net proceeds from issuing common stock ................................................            --          7,419
   Net proceeds from issuing long term debt ..............................................            --         97,158
   Payment on long term liabilities ......................................................          (787)
                                                                                                                   (326)
   Extinguishment of debt on prior revolving credit facility .............................            --       (121,850)
                                                                                               ---------      ---------
Net cash flows provided by financing activities ..........................................           (57)        70,882
                                                                                               ---------      ---------
   Net increase in cash and cash equivalents .............................................           961            308
   Cash and cash equivalents, at beginning of period .....................................         1,036          1,860
                                                                                               ---------      ---------
   Cash and cash equivalents, at end of period ...........................................     $   1,997      $   2,168
                                                                                               =========      =========
   Supplemental cash flow disclosures -
      Cash interest paid .................................................................     $  16,120      $  14,357
      Other assets transferred to property, plant, and equipment (New Print Facility) ....            --          1,798


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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying interim consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 should be read in conjunction with the December 31, 2000 audited consolidated financial statements of the Company included in the Company's Form 10-K filed with the Securities and Exchange Commission.

(2)      RECLASSIFICATIONS

Certain amounts in prior year's financial statements have been reclassified to conform to the 2001 presentation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto which has been contained in the Company's Annual Report on Form 10-K, SEC file number 333-46957 (the "Annual Report"). The discussion and analysis below includes certain forward-looking statements (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in the Company's markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 2001, and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Disclosure Regarding Forward-Looking Statements" in the Annual Report for a discussion of factors that could cause or contribute to such material differences.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

         Total Revenues. Total revenues for the quarter ended June 30, 2001 increased by $4.1 million, or 8.5%, to $52.5 million from $48.4 million for the quarter ended June 30, 2000. The increase in total revenues was primarily due to prior year acquisitions and was comprised of a $2.4 million increase in advertising revenue, a $0.9 million increase in circulation revenue, and a $0.8 million increase in job printing and other revenue. Total revenues for the six months ended June 30, 2001 increased by

$9.8 million, or 10.8%, to $100.6 million from $90.7 million as of June 30, 2000. The increase in total revenues for the six months was primarily due to prior year acquisitions and was comprised of a $5.6 million increase in advertising revenue, a $2.2 million increase in circulation revenue, and a $1.9 million increase in job printing and other revenue.

         Operating Costs. Operating costs for the quarter ended June 30, 2001 were $23.3 million which was an increase of $3.4 million over the quarter ended June 30, 2000. This increase was primarily driven by acquisitions and increases in newsprint, labor, and delivery costs. Total operating costs for the six months ended June 30, 2001 increased by $8.1 million to $46.1 million from $38.0 million as of June 30, 2000. This increase was primarily driven by prior year acquisitions and increases in newsprint, labor, and delivery costs. As a percentage of revenue for the quarter ended June 30, 2001, operating costs increased from 41.0% to 44.3%, primarily due to lower sales growth than the related increase in operating costs and the operating cost structure of properties acquired in the last twelve months.

         Selling, General, and Administrative. Selling, general, and administrative expenses for the quarter ended June 30, 2001 increased by $1.0 million, to $16.6 million from $15.6 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, selling, general and administrative expenses increased by $2.9 million to $33.1 million from $30.2 million as of June 30, 2000. The increase in selling, general, and administrative expenses during the quarter ended June 30, 2001 was primarily due to prior year acquisitions and higher labor costs. As a percentage of revenue for the quarter ended June 30, 2001, selling, general, and administrative expenses decreased from 32.2% to 31.6%, primarily due to cost reductions resulting from elimination of redundant selling, general and administrative functions.

         Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 2001 increased by $0.7 million, to $5.4 million from $4.7 million for the quarter ended June 30, 2000, as a result of the net depreciation and amortization of fixed assets and intangible assets acquired and disposed of during the preceding twelve months. For the six months ended June 30, 2001 depreciation and amortization expense increased by $1.5 million to $10.8 million from $9.3 million as of June 30, 2000 as a result of fixed assets and intangibles assets acquired and disposed of during the preceding twelve months.

         Interest Expense. Interest expense for the quarter ended June 30, 2001 increased by $0.5 million to $9.8 million from $9.3 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, interest expense increased $1.8 million to $19.8 million from $18.0 million as of June 30, 2000. The increase in interest expense was due to interest on borrowings used to fund prior year acquisitions.

         EBITDA. EBITDA (which is defined as operating income before interest, taxes, depreciation and amortization) for the quarter ended June 30, 2001 decreased by $0.3 million, to $12.7 million from $13.0 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, EBITDA decreased $1.1 million, to $21.4 million from $22.5 million for the six months ended June 30, 2000. The decrease in EBITDA during the quarter ended June 30, 2001 was primarily due to higher newsprint, labor, and delivery costs, which was partially offset by EBITDA from prior year acquisitions.

         Net Loss. The Company incurred a net loss of $3.4 million for the quarter ended June 30, 2001, compared to a net loss of $1.6 million for the quarter ended June 30, 2000. The $1.8 million increase in net loss was attributable to increased depreciation, amortization, and interest expense associated with prior year acquisitions, and higher newsprint, labor and delivery costs which was partially offset by operating income from prior year acquisitions. For the six months ended June 30, 2001, the Company incurred a net loss of $10.6 million compared to a net loss of $5.9 million for the six months ended June 30, 2000. The $4.7 million increase in the net loss was attributed to increased depreciation, amortization, and interest expense associated with prior year acquisitions, and higher newsprint, labor and delivery costs, which was partially offset by operating income from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows From Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2001 decreased by $5.4 million to $3.2 million compared with cash provided of $8.6 million for the six months ended June 30, 2000. The decrease was primarily due to an increase in interest expense coupled with lower accrued expenses and higher prepaids, partially offset by lower receivables.

         Cash Flows From Investing Activities. Net cash used in investing activities for the six months ended June 30, 2001 primarily reflects the acquisition of one publication and capital expenditures. The Company's capital expenditures consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth. The Company believes that it will not pursue any significant acquisitions for the remainder of 2001.

         Cash Flows From Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2001 reflect borrowings made under the Company's Amended Revolving Credit Facility to fund acquisition costs, capital expenditures, and interest expenses. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

         Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Revolving Credit Facility. The Company believes that it has access to sufficient liquidity and capital resources to meet its financial obligations for the foreseeable future. The Company is dependent upon the cash flows of the Operating Company to fund the repayment of its borrowings and the redemption requirements under its respective preferred stock agreements. On May 10, 2001, the Company entered into the First Amendment to its Amended Revolving Credit Facility, (the "Amendment"). The Amendment decreased the aggregate commitment available under the Amended Revolving Credit Facility from $175.0 million to $135.0 million and amended the Cash Interest Coverage Ratio and Senior Leverage Ratio. See Exhibit 1 in the March 2001 Form 10Q for the text of the Amendment.

    LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for the six months ended June 30, 2001 was $19.8 million including non-cash interest of $4.1 million and amortization of debt issuance costs of $1.0 million. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2001, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

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

         New Accounting Pronouncements. On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's subsidiary, has a $135.0 million Amended Revolving Credit Facility that matures in March 2005. Borrowings under the Amended Revolving Credit Facility bear interest at an annual rate, at the Operating option, equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. As a result, the Company's interest expense will be affected by changes in the Base Rate or in the Eurodollar Rate. At June 30, 2001, the Company had borrowings outstanding of $50.7 million under the Amended Revolving Credit Facility. The Company's ability to fully utilize this Amended Revolving Credit Facility is limited by certain financial covenants including the Senior Leverage Ratio and Cash Interest Coverage Ratio as said terms are defined in the Amended Revolving Credit Facility.

                                     PART II

ITEM 4.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    None

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

    None

    (b)  Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

         LIBERTY GROUP PUBLISHING, INC.

/s/ Kenneth L. Serota
---------------------
Kenneth L. Serota
President, Chief Executive
Office and Principal
Financial Officer



Date: August 13, 2001