Form 10-K405
period 2001-12-31
LIBERTY GROUP PUBLISHING INC
filed 2002-04-01
CIK 1056464

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 |X| FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 | | FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER: 333-46957

                         LIBERTY GROUP PUBLISHING, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        36-4197635
   (State or Other jurisdiction of                         (I.R.S. Employer
   Incorporation or organization)                        Identification No.)

     3000 DUNDEE ROAD, SUITE 203
        NORTHBROOK, ILLINOIS                                    60062
   (Address of principal offices)                             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 272-2244

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                   ----------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The number of shares outstanding of the registrant's common stock, par value $.01 per share, as of March 30, 2002 was 2,158,833, all of which is owned by affiliates of the registrant. There is no public market for the common stock.

================================================================================

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

PART IV
Item 14.          Exhibits, Financial Statement Schedule and Reports on Form 8-K

                  (a)  Consolidated Financial Statements, Financial Statement Schedule and Exhibits

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the future results covered by such forward-looking statements will be achieved. These risks, uncertainties and other factors include: (i) the Company's ability to serve and retain existing customers as well as its ability to attract and retain new advertising and subscription customers; (ii) the Company's ability to continue its acquisition strategy; (iii) the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in its community markets; (iv) the Company's ability to collect receivables; and (v) general economic and business conditions which may reduce demand for advertising and the Company's ability to attract and retain key employees. For purposes of this Annual Report, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 1. BUSINESS

OVERVIEW

Liberty Group Publishing, Inc. ("LGP" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for its wholly-owned subsidiary, Liberty Group Operating, Inc. ("Operating Company", "LGO", or "Registrant's Subsidiary"). The consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2001, the Company owned and operated 339 publications in 17 states. The Company's 2001 total revenues were derived from advertising (75%), circulation (18%) and job print and other (7%). The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can support only one primary newspaper. The Company has increased revenues primarily by acquiring new publications and saturating existing markets and has increased profitability by aggressively pursuing cost reduction opportunities.

The Company's newspapers are comprised of 66 paid daily newspapers and 165 paid non-daily newspapers. In addition, the Company publishes 108 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content. TMC publications are distributed free of charge and generally provide 100% penetration in their areas of distribution. The Company believes that its paid newspapers, together with its free circulation and TMC publications, are an effective medium for advertisers to reach substantially all of the households in the markets served by the Company. The Company's publications focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of the Company's publications is tailored to its market in order to provide local content that radio, television and large metropolitan newspapers are unable to provide on a cost-effective basis because of their broader geographic coverage. The local newspapers also differentiate themselves from other forms of media by providing a cost-effective medium for local advertisers to target their customers.

The Company maintains its principal executive offices at 3000 Dundee Road, Suite 203, Northbrook, Illinois 60062, and its telephone number is (847) 272-2244.

INITIAL ACQUISITION

On January 27, 1998, the Company acquired from APC virtually all of the assets that were used primarily in the business of publishing, marketing and distributing APC's local newspapers (the "Initial Acquisition").

The Initial Acquisition, including the payment of related fees and expenses, was financed from: (i) proceeds of $180.0 million from the issuance and sale of LGO's 9.375% Senior Subordinated Notes due February 1, 2008 (the "Notes"); (ii) proceeds of $50.5 million from the issuance and sale of LGP's 11.625% Senior Discount Debentures due February 1, 2009 (the "Debentures"); (iii) proceeds of $45.0 million from the issuance and sale of LGP's 14.75% Senior Redeemable Exchangeable Cumulative Preferred Stock, liquidation preference $25 per share (the "Senior Preferred Stock"); (iv) proceeds of $49.0 million from the issuance and sale of LGP's Series B 10% Junior Redeemable Cumulative Preferred Stock ("Junior Preferred Stock"); and (v) proceeds of $8.0 million from the issuance and sale of shares of LGP's common stock, par value $0.01 per share (the "Common Stock").

The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The fair values of certain identifiable intangible assets acquired are being amortized over periods ranging from 5 to 40 years. Through the end of 2001, any goodwill allocated to the Initial Acquisition was amortized over 40 years. Beginning in 2002, and for subsequent years, the Company will discontinue this goodwill amortization in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policy Disclosure").

Prior to the Initial Acquisition, the Company operated as a business unit of APC ("the Predecessor") and as such did not file separate tax returns. The income tax provision included in the Predecessor's financial data, included in Item 6. "Selected Financial Data", was computed as if the Predecessor were a separate company. Since the Initial Acquisition, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. In addition, due to the acquisition of the Company's assets from APC, the Company's asset values and capital structure are materially different than those set forth in the Predecessor's financial data for periods preceding the Initial Acquisition and, accordingly, historical interest expense is not indicative of the interest expense that the Company has incurred or will continue to incur.

OVERVIEW OF OPERATIONS

The Company's operations consist of 339 local newspapers and publications strategically positioned in markets in 17 states. The Company's publications are comprised of 66 paid daily and 165 paid non-daily newspapers. In addition, the Company publishes 108 free circulation publications with limited or no news or editorial content.

The following is a summary of the publications owned by the Company as of December 31, 2001, separated by state, region and the name and type of publication (as abbreviated below):

         (D=DAILY, W=WEEKLY, S=SHOPPER, T=TOTAL MARKET COVERAGE, F=FREE,
                     A=ANNUAL, BI-A=BI-ANNUAL, MAG=MAGAZINE)

ARIZONA
     GLOBE
       ARIZONA SILVER BELT (W)
       GILA COUNTY ADVANTAGE (S)
       MOCCASIN (W)

ARKANSAS
     HEBER SPRINGS
       THE SUN TIMES (W)
     HELENA
       THE DAILY WORLD (D)
       DAILY WORLD TMC (T)
       RICE WORLD (W)
     NEWPORT
       NEWPORT INDEPENDENT (D)
       NEWPORT DAILY INDEPENDENT TMC (T)
     STUTTGART
       STUTTGART DAILY LEADER (D)
       THE STUTTGART DAILY TMC (T)

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

       BROOKFIELD/LYONS SUBURBAN LIFE (W)
       COUNTRYSIDE/HODGKINS/INDIAN HEAD PARK/BROOKFIELS SUBURBAN LIFE (W) HILLSIDE/BROADVIEW/BERKELEY PRESS (W)
       LAGRANGE/LAGRANGE PARK SUBURBAN LIFE (W)
       NORTH RIVERSIDE/RIVERSIDE SUBURBAN LIFE (W)
       WESTCHESTER SUBURBAN LIFE (W)
       WESTERN SPRINGS SUBURBAN LIFE (W)
       WESTCHESTER NEWS (W)
       LAGRANGE PRESS(W)
       ADDISON PRESS (W)
       BENSENVILLE/WOODDALE PRESS (W)
       ELMHURST PRESS (W)
       LOMBARD SPECTATOR (W)
       OAKBROOK TERRACE/VILLA PARK PRESS (W)
       ELMHURST SUBURBAN LIFE (W)
       LOMBARD SUBURBAN LIFE (W)
       VILLA PARK SUBURBAN LIFE (W)
       BURR RIDGE/WILLOWBROOK SUBURBAN LIFE (W)
       CLARENDON HILLS SUBURBAN LIFE (W)
       DARIEN SUBURBAN LIFE (W)
       DOWNERS GROVE REPORTER (W)
       HINSDALE/OAK BROOK SUBURBAN LIFE (W)
       WESTMONT SUBURBANLIFE (W)
       LISLE/NAPERVILLE REPORTER (W)
       WOODRIDGE PROGRESS (W)
       LEMONT REPORTER/METROPOLITAN (W)
       BOLINGBROOK/ROMEOVILLE REPORTER/METROPOLITAN (W)
       BURR RIDGE PROCESS (W)
       CLARENDON HILLS PROGRESS (W)
       DARIEN PROGRESS (W)
       HINSDALE PROGRESS (W)
       WESTMONT PROGRESS (W)
       WILLOWBROOK PROGRESS (W)
       DOWNERS GROVE PROGRESS (W)
       GLEN ELLYN NEWS (W)
       WHEATON LEADER (W)
       WARRENVILLE POST (W)
       WEST CHICAGO PRESS (W)
       WINFIELD PRESS (W)
       BARTLETT/HANOVER PARK/STREAMWOOD PRESS (W)
       BLOOMINGDALE PRESS (W)
       CAROL STREAM/GLENDALE HEIGHTS PRESS (W)
       ITASCA/ROSELLE PRESS (W)
       BATAVIA REPUBLICAN (W)
       ELBURN REPUBLICAN (W)
       GENEVA REPUBLICAN (W)
       NORTH AURORA REPUBLICAN (W)
       ST. CHARLES/WAYNE REPUBLICAN (W)
       SUGAR GROVE REPUBLICAN (W)

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

KANSAS
     ANDOVER
       ANDOVER SHOPPER (S)
     AUGUSTA
       AUGUSTA DAILY GAZETTE (D)
       AUGUSTA ADVERTISER (T)
     DERBY
       DAILY REPORTER (D)
       THE RECORD JOURNAL (W)
       THE WEEKLY SHOPPER (S)
     EL DORADO
       THE EL DORADO TIMES (D)
       EL DORADO TIMES WEEKLY (T)

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

MISSOURI
     ALBANY
       GENTRY COUNTY SHOPPER (S)
     BOONVILLE
       BOONVILLE DAILY NEWS (D)
       THE RECORD (T)
     BROOKFIELD
       DAILY NEWS BULLETIN (D)
       DAILY NEWS BULLETIN EXTRA (T)
     CAMDENTON
       LAKE SUN LEADER (D)
       PENNYSAVER (T)
     CARTHAGE
       THE CARTHAGE PRESS (D)
       THE CARTHAGE PRESS SCOPE (T)
     CHILLICOTHE
       C.T. EXTRA (S)
       CONSTITUTION TRIBUNE (D)
     GREENFIELD
       LAKE STOCKTON SHOPPER (S)
       MILLER PRESS (W)
       THE VEDETTE (W)
     JOPLIN
       BIG NICKEL (S)
       COUPON CLIPPER (T)
     KIRKSVILLE
       KIRKSVILLE CRIER (S)
       KIRKSVILLE DAILY EXPRESS & NEWS (D)
     LAKE OZARKS

       LAKE AREA NEWS FOCUS (S)
       TUBE TAB (S)
       LAKE OF THE OZARKS BOATS (S)
       LAKE OF THE OZARKS REAL ESTATE (S)
     MACON
       CHRONICLE HERALD (D)
       MACON JOURNAL (T)
     MARCELINE
       MARCELINE PRESS (W)
       SHO-ME SHOPPER (T)
     MARYVILLE
       MARYVILLE DAILY FORUM (D)
       WEEKLY BARGAIN SHOPPER (S)
       PENNY PRESS 2 (S)
     MEXICO
       THE MEXICO LEDGER (D)
       THE MEXICO LEDGER TMC (T)
     MOBERLY
       MOBERLY MONITOR INDEX (D)
     NEOSHO
       NEOSHO DAILY NEWS (D)
       NEOSHO DAILY NEWS "ETC." (T)
       NEOSHO DAILY NEWS "SUNDAY" (W)
       NEOSHO POST (W)
     OSAGE BEACH
       VACATION NEWS (F)
     ROLLA
       ROLLA DAILY NEWS (D)
       ROLLA DAILY NEWS "PLUS" (T)
     SAINT JAMES
       ADVERTISER (T)
       ST. JAMES LEADER JOURNAL (W)
     WAYNESVILLE
       THE DAILY GUIDE (D)
       DAILY GUIDE EXTRA (T)
       FORT WOOD CONSTITUTION (F)

NEVADA
     ELKO
       ELKO DAILY FREE PRESS (D)
       THE FREE PRESS EXTRA (T)

NEW YORK
     BATH
       STEUBEN COURIER ADVOCATE (F)
     CANISTEO
       HORNELL CANSITEO PENN-E-SAVER (S)
     DANSVILLE
       GENESEE COUNTY EXPRESS (W)

       GENESEEWAY SHOPPER (S)
       DANSVILLE-WAYLAND PENNYSAVER (S)
     FT. PLAIN
       MOHAWK VALLEY PENNYSAVER (S)
     HERKIMER
       THE EVENING TELEGRAM (D)
       IMAGES (F)
     HORNELL
       EVENING TRIBUNE (D)
       THE SPECTATOR (SUNDAY) (W)
       THE TRIBUNE EXTRA (T)
     HORSEHEADS
       THE SHOPPER (S)
     LIBERTY
       CATSKILL SHOPPER (S)
     LITTLE FALLS
       THE EVENING TIMES (D)
     OSWEGO
       THE PALLADIUM TIMES (D)
       COMMUNITY PREVIEW TMC (T)
     PAINTED POST
       CORNING-ELMIRA PENNYSAVER (S)
     PENN YAN
       CHRONICLE AD-VISER (S)
       THE CHRONICLE-EXPRESS (W)
     SAUGERTIES
       MOUNTAIN PENNYSAVER (F)
       SAUGERTIES PENNYSAVER (S)
       SAUGERTIES POST STAR (W)
     SYRACUSE
       THE BUSINESS RECORD (W)
     WELLSVILLE
       ALLEGANY CO. PENNYSAVER (S)
       WELLSVILLE DAILY REPORTER (D)
       WELLSVILLE DAILY TMC (T)

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

WEST VIRGINIA
     KEYSER
       MINERAL DAILY NEWS TRIBUNE (D)
       NEWS TRIBUNE & MOUNTAIN
         ECHO (W)
       TODAY'S SHOPPER (S)

WISCONSIN
     CLINTONVILLE
        CLINTONVILLE TRIBUNE-GAZETTE (W)

INDUSTRY

Newspaper publishing is the oldest and largest segment of the media industry. Due to their focus on local news, newspapers remain the dominant medium for local advertising. Newspapers continue to be the best medium for retail advertising, which emphasizes the price of goods, in contrast to television, which is generally used for image advertising.

Readers of daily and Sunday newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. Management believes that newspapers continue to be the most cost-effective means for advertisers to reach this highly targeted demographic group.

Advertising revenues are the largest component of a newspaper's revenues followed by circulation revenues. Advertising rates at each newspaper are based upon market size, circulation, readership, demographic makeup of the market and the availability of alternative advertising media in the marketplace. While circulation revenue is not as significant as advertising revenue, circulation trends can impact the decisions of advertisers and advertising rates.

Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which generally makes up approximately 40% of U.S. newspaper advertising revenues as a whole, is the most sensitive to economic improvements or slowdowns as it is primarily affected by the demand for employment, real estate transactions and automotive sales.

OPERATING STRATEGY

The Company's strategy is to increase revenues and cash flows through: (i) local news and other content leadership; (ii) revenue enhancement; (iii) strategic technological investments; (iv) geographic clustering; (v) high quality editorial content; and (vi) presentation; circulation growth; and cost control, as described below:

Local News and Other Content Leadership. The Company's newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local content, including youth sports, community events, business, politics, and entertainment, the Company's newspapers generate reader loyalty and create franchise value. Because the Company's vision of local news is typically a unique product in its markets, its newspapers differentiate themselves from other forms of media and satisfy the demands of both its readers and advertisers.

Revenue Enhancement. The Company aggressively capitalizes on the good name and reputation it has built in each of its local communities to reach out to non-traditional newspaper customers through the development of special sections, community oriented events, Internet activities and other successful marketing ideas that are constantly shared by and among the Company's newspapers.

Strategic Technological Investments. The Company has committed to develop and maintain Internet websites for all of its daily newspapers and certain of its weekly papers. The websites provide an Internet editorial presence and full Internet classified services for the Company's newspapers and should allow the Company to take advantage of the increasing use of the Internet and the potential advertising opportunities. Although the Company believes that providing an Internet product is an important part of broadening the presence of its newspapers in their respective communities and ultimately increasing the Company's revenues through such value added services, the Company believes that most of its customers prefer the newspaper in printed form. Management believes that by being the leading provider of local news and other content in most of its markets, its newspapers are well positioned to maintain their leadership position among local advertisers, whether in print or electronic form.

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

The Company takes advantage of group discounts for its major operating and capital costs including newsprint, ink, supplies, computers, software and printing equipment.

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

ADVERTISING, CIRCULATION AND PRINTING REVENUES

Advertising revenues include Display (local and national department stores, specialty shops and other retailers), National (national advertising accounts) and Classified advertising (employment, automotive, real estate and personals). Management believes that classified and national advertising revenues are more volatile than display advertising revenues. Classified and national advertising for the Company represents a smaller portion of its revenues than other newspapers in the industry. As a result, management believes its advertising revenue stream is more predictable than other newspaper companies. The contribution of Display, National, Classified, Circulation, and Job Printing & Other revenues to total revenues for fiscal years 2000 and 2001 were as follows:


                                                        YEARS ENDED DECEMBER 31,
                                                         2000            2001
                                                         ----            ----
Display ......................................            56%             57%
National .....................................             3%              3%
Classified ...................................            18%             15%
Circulation ..................................            17%             18%
Job Printing & Other .........................             6%              7%
                                                         ---             ---
                                                         100%            100%

Newsprint. Newsprint represents one of the largest costs of producing a newspaper. The Company's newspapers buy newsprint from a number of suppliers, resulting in an adequate supply of newsprint at market prices. The Company incurred newsprint expense with respect to the Company's internal publications of approximately $12.2 million in 2000 and $13.8 million in 2001. Newsprint expense as a percentage of advertising and circulation revenue for 2000 and 2001 was 6.7% and 7.4%, respectively. Newsprint expense as a percentage of revenue increased in 2001 due to higher newsprint prices and lower revenues during the year.

Employee Relations. The Company employs approximately 2,100 full-time employees and approximately 1,400 part-time employees. Less than 4% of its employees belong to labor unions. There has never been a strike or work stoppage against any of the Company's newspapers during the Company's ownership and the Company considers its relations with its employees to be good.

Seasonality. Newspaper companies tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to fewer holidays and more inclement weather compared to other quarters, the Company's first fiscal quarter is historically the Company's weakest revenue quarter of the year.

Competition. Each of the Company's newspapers competes to varying degrees for advertising and circulation revenue with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. The Company's newspapers are the dominant source for local news and other content, with strong name recognition in their market and minimal direct competition from similar daily newspapers published in their markets. However, as with most suburban and smaller daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in the Company's newspaper markets generally do not compete in any meaningful way for local advertising revenues, a newspaper's main source of revenues. The Company's daily newspapers generally capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time compete with other companies which have greater financial resources than the Company.

Electronic Media. Many newspaper companies are now publishing news and other content on the Internet. In addition, there are several companies which have developed sites on the Internet which are, by design, advertising and/or subscription supported. Many of these sites target specific types of advertising such as employment and automotive classified.

The Company believes it has the most effective means of gathering and distributing its local news and other content. All of the Company's daily publications and certain of the weekly publications have their own web sites, currently numbering 77 in all.

The Company's web sites have a consistent format providing a selection of local and other news along with classified advertising, features and details of local events and activities.

The Company has been able to expand the reach of its classified reader ads by placing the ads on line as well as in the newspapers.

The Company believes that its ability to self-promote its websites in its printed newspapers as Internet portals for the community and its focus on local content limits the competitive threat to its core newspaper business from new media businesses. Additionally, the Company considers its local display advertising revenues to be less threatened by new media than larger metropolitan newspaper classified advertising which lends itself more to sifting and searching. Classified advertising represents a lower proportion of the Company's revenues than is the case for larger market publications representing 20% of the Company's advertising revenues in 2001 compared with 40% for the U.S newspaper industry as a whole.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in a number of legal proceedings which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

There is no public market for the Company's Common Stock. As set forth in Item 12, Security Ownership of Certain Beneficial Owners and Management, 1,964,605 shares (91% of the total shares outstanding) are owned by Green Equity Investors II, L.P. ("Green II" or "GEI II") and Green Equity Investors III, L.P. ("Green III" or "GEI III"). The remaining shares of the Common Stock are owned by certain officers and other management personnel of the Company.

DIVIDENDS

The Company did not pay any dividends on its Common Stock in 2000 or 2001, is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. -- Liquidity and Capital Resources").

RECENT SALES OF UNREGISTERED SECURITIES

On April 18, 2000, the Company raised approximately $7.4 million in cash, net of issuance costs, from the issuance of 524,605 shares of common stock at $15 per share and approximately $20.6 million in cash, net of issuance costs, from the issuance of 22,131 shares of its Junior Preferred Stock to Green III at $1,000 per share.

On August 11, 2000, Operating Company, Kenneth L. Serota (the "Executive"), LGP, Green II and Green III entered into an Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which the Employment Agreement, dated as of November 21, 1997, between the Registrant's Subsidiary, the Executive and the Company was amended. Pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant (collectively, the "Loan Equity") for an aggregate purchase price of $250,000 in the form of notes. In addition, the Company issued and sold to the Executive 23,174 shares of Common Stock (collectively, the "Additional Equity") for a purchase price per share of $15.00 for an aggregate purchase price of $347,610 in the form of notes.

On December 15, 2000, the Company issued and sold to management 28,626 shares of Common Stock for an aggregate purchase price of $429,389. The purchase price was paid through the issuance of notes.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data of the Company. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report.

The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor" while the consolidated financial information of the newspapers subsequent to the date of the Initial Acquisition is referred to as "Successor."

                                                                       YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------
                                            1997             1998               1999               2000            2001
                                          --------         ---------          ---------          ---------       ---------
                                       (PREDECESSOR)      (SUCCESSOR)        (SUCCESSOR)        (SUCCESSOR)     (SUCCESSOR)
                                                                           (IN THOUSANDS)
STATEMENT OF
OPERATIONS DATA:
Revenues:
   Advertising ....................       $ 69,602         $  82,062          $ 121,430          $ 150,247       $ 152,382
   Circulation ....................         21,451            22,844             27,543             32,318          35,347
   Job printing and other .........          7,666             7,625             12,382             12,119          14,251
                                          --------         ---------          ---------          ---------       ---------
Total revenues ....................         98,719           112,531            161,355            194,684         201,980
Operating costs ...................         39,309            45,976             68,351             83,843          89,885
Selling, general and administrative         29,171            32,329             45,631             54,979          57,837
                                          --------         ---------          ---------          ---------       ---------
Newspaper EBITDA ..................         30,240(2)         34,226(2)          47,373(2)          55,862(2)       54,258(2)
Corporate expenses ................             --             3,736(1)           5,668(1)           8,548(1)        9,130(1)
Non cash compensation .............             --               238                223                163             109
                                          --------         ---------          ---------          ---------       ---------
EBITDA ............................         30,240            30,252             41,482             47,151          45,019
Depreciation and amortization .....          7,470            11,917             16,657             19,864          21,997
                                          --------         ---------          ---------          ---------       ---------
Income from operations ............         22,769            18,335             24,825             27,287          23,022
Interest expense and amortization .
   of debt issuance costs .........         10,551            25,234             32,313             40,229          40,710
Net gain on exchange
   and disposition of properties ..             --                --              6,196                 --              --
                                          --------         ---------          ---------          ---------       ---------
Income (loss) before income
   taxes, and extraordinary item ..         12,218            (6,899)            (1,291)           (12,942)        (17,688)
Income taxes ......................          5,271                --                295                491           2,004
                                          --------         ---------          ---------          ---------       ---------
Income (loss) before
   extraordinary item .............          6,949            (6,899)            (1,586)           (13,433)        (19,692)
Extraordinary gain on
   insurance proceeds .............             --                --                485                 --              --
                                          --------         ---------          ---------          ---------       ---------
Net income (loss) .................       $  6,949         $  (6,899)         $  (1,101)         $ (13,433)      $ (19,692)
                                          --------         ---------          ---------          ---------       ---------
Dividends on preferred stock ......             --           (11,152)           (13,595)           (17,018)        (19,989)
                                                           ---------          ---------          ---------       ---------
Net loss available to
   common stockholders ............       $  6,949          $(18,051)         $ (14,696)         $ (30,451)      $ (39,681)
                                          ========         =========          =========          =========       =========

(1) Corporate expenses consist of costs to maintain the corporate office including salaries, bonuses, and management fees (see Item 11, Compensation of Directors and Management Fees) as well as group insurance expenses in excess of costs allocated to operating units.

(2) Newspaper EBITDA includes income from operations adjusted to exclude depreciation and amortization expense, corporate expenses, and non-cash compensation.

                                                                       AS OF DECEMBER 31,
                                      ----------------------------------------------------------------------------------
                                          1997             1998              1999             2000              2001
                                      -------------     -----------       -----------      -----------       -----------
                                      (PREDECESSOR)     (SUCCESSOR)       (SUCCESSOR)      (SUCCESSOR)       (SUCCESSOR)

                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ........      $  1,452        $   1,025         $   1,860         $   1,036         $   1,474
Total assets .....................       109,700          410,068           479,160           563,501           542,537
Total debt .......................            --          283,936           344,231           402,746           402,689
Senior Preferred Stock ...........            --           51,460            59,481            68,752            79,467
Junior Preferred Stock ...........            --           53,692            59,266            89,328            98,601
Stockholders' equity (deficit)....        99,139          (10,392)          (25,087)          (48,026)          (87,661)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The discussion and analysis below includes certain "forward-looking statements" (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in the Company's markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions, and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 2002 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See Item 1, "Business -- Disclosure Regarding Forward-Looking Statements" for certain factors that could cause or contribute to such material differences.

OVERVIEW

Liberty Group Publishing, Inc. ("LGP" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for its wholly-owned subsidiary, Liberty Group Operating, Inc. ("Operating Company" or "Registrant's Subsidiary" or "LGO"). The consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2001, the Company owned and operated 339 publications in 17 states. The Company's 2001 total revenues were derived from advertising (75%), circulation (18%) and job print and other (7%). The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can support only one primary newspaper. The Company has increased revenues primarily by acquiring new publications and saturating existing markets and has increased profitability by aggressively pursuing cost reduction opportunities.

The Company's newspapers are comprised of 66 paid daily newspapers and 165 paid non-daily newspapers. In addition, the Company publishes 108 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content. TMC publications are distributed free of charge and generally provide 100% penetration in their areas of distribution. The Company believes that its paid newspapers, together with its free circulation and TMC publications, are an effective medium for advertisers to reach substantially all of the households in the markets served by the Company. The Company's publications focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of the Company's publications is tailored to its market in order to provide local content that radio, television and large metropolitan newspapers are unable to provide on a cost-effective basis because of their broader geographic coverage. The local newspapers also differentiate themselves from other forms of media by providing a cost-effective medium for local advertisers to target their customers.

The Company maintains its principal executive offices at 3000 Dundee Road, Suite 203, Northbrook, Illinois 60062, and its telephone number is (847) 272-2244.

On January 27, 1998, the Company acquired from APC virtually all of the assets and assumed certain liabilities that were used primarily in the business of publishing, marketing and distributing certain local newspapers (the "Initial Acquisition"). The initial purchase price including fees and expenses was $322.4 million. The effective date of the Initial Acquisition was January 1, 1998.

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

On January 7, 2002, the Company disposed of six publications in one transaction for proceeds of $26.5 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Total revenues for the year ended December 31, 2001 ("2001") increased by $7.3 million, or 4%, to $202.0 million. The increase in revenues was primarily due to revenue from properties acquired in 2000 and same store increases in circulation partially offset by decreases in same store printing and advertising revenue. The increase in total revenues for 2001 was comprised of a $2.2 million, or 1% increase, in advertising revenue, a $3.0 million, or 9% increase, in circulation revenue, and a $2.1 million, or 18% increase, in job printing and other revenue.

Operating costs for 2001 were $90.4 million, or 45% of revenue, which was an increase of $6.7 million over the year ended December 31, 2000 ("2000") when operating costs were $83.7 million, or 43% of revenue. The increase in operating costs as a percentage of revenue for 2001 was primarily due to higher same store delivery and newsprint costs and lower revenues partially offset by lower labor costs.

Selling, general and administrative expenses for 2001 increased by $2.8 million, to $66.6 million, or 33% of revenues, from $63.8 million for 2000 when expenses were also 33% of revenues.

EBITDA for 2001 decreased by $2.2 million to $45.0 million, from $47.2 million for 2000. The decrease was primarily driven by a decrease in same store advertising and higher same store delivery and newsprint costs, partially offset by lower labor costs. EBITDA as a percentage of revenue declined from 24% to 22%.

Depreciation and amortization expenses for 2001 increased by $2.1 million to $22.0 million, from $19.9 million for 2000. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2001, and a full year of amortization of intangibles from 2000 acquisitions.

Income from operations decreased by $4.3 million from $27.3 million, or 14% of revenues, for 2000 to $23.0 million, or 11% of revenues, for 2001. The decrease was primarily driven by a decrease in same store advertising revenue, higher newsprint and delivery costs, and higher depreciation and amortization expenses partially offset by lower labor costs.

Total interest expense (including amortization of debt issuance costs) increased by $0.5 million to $40.7 million for 2001 from $40.2 million for 2000, primarily due to higher accretion of the Company's Senior Discount Debentures, which was partially offset by lower interest rates on bank debt.

For 2001, the Company recognized a net loss of $19.7 million compared to a net loss of $13.4 million for 2000. The increase and loss of $6.3 million was due primarily to lower same store advertising revenues, higher newsprint and delivery costs as well as higher depreciation, amortization, and interest expense, which was partially offset by lower labor costs.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues for 2000 increased by $33.3 million, or 21%, to $194.7 million. The increase in revenue was primarily due to revenue from acquired properties and same store increases in advertising partially offset by decreases in same store printing and circulation revenue. The increase in total revenues for 2000 was comprised of a $28.8 million, or 24%, increase in advertising revenue, a $4.8 million, or 17%, increase in circulation revenue, and a $0.3 million, or 2%, decrease in job printing and other revenue.

Operating costs for 2000 were $83.7 million, or 43% of revenue, which was an increase of $15.4 million over the year ended December 31, 1999 ("1999") when operating costs were $68.4 million or 42% of revenue. The increase in operating costs as a percentage of revenue for 2000 was primarily due to higher cost structures of acquired properties and higher same store labor, delivery, and newsprint costs.

Selling, general and administrative expenses for 2000 increased by $12.3 million to $63.8 million, or 33%, of revenues from $51.5 million for 1999 when expenses were 32% of revenues. The increase in selling, general, and administrative expenses for 2000 was primarily due to higher same store labor costs.

EBITDA for 2000 increased by $5.7 million to $47.2 million, from $41.5 million for 1999. The increase was primarily driven by acquisitions and growth in same store advertising revenue, which was partially offset by lower same store print and circulation revenue and higher same store labor, delivery and newsprint costs. EBITDA as a percentage of revenue declined from 26% to 24% due to lower margins at properties acquired during 2000.

Depreciation and amortization expenses for 2000 increased by $3.2 million to $19.9 million from $16.7 million for 1999. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2000, and amortization of intangibles from 2000 acquisitions.

Income from operations increased by $2.5 million from $24.8 million, or 15%, of revenues for 1999 to $27.3 million, or 14%, of revenues for 2000. The increase was primarily driven by acquisitions and growth in same store advertising revenue, which was offset by same store reductions in printing and circulation revenue, higher labor, newsprint and delivery costs and higher depreciation and amortization expenses.

Total interest expense (including amortization of debt issuance costs) increased by $7.9 million to $40.2 million for 2000 from $32.3 million for 1999, primarily due to higher debt balances borrowed to fund acquisitions, higher interest rates on bank debt, and higher accretion of the Company's Senior Discount Debentures.

For 2000, the Company recognized a net loss of $13.4 million compared to a net loss of $1.1 million for the same period in 1999. The increase in the net loss of $12.3 million, was due primarily to decreases in print and circulation revenue; higher labor, newsprint, and delivery costs; higher depreciation, amortization, and interest expenses; a 1999 net gain from the exchange and disposition of certain publications and a 1999 extraordinary gain on insurance proceeds.

CRITICAL ACCOUNTING POLICY DISCLOSURE

Valuation of long-lived and intangible assets and goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      - significant underperformance relative to expected historical or projected future operating results;

      - significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

      -     significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the excess of the expected fair market value, which is consistent with the current methods used in valuing newspaper companies, over the carrying amount of the asset. Net intangible assets, long-lived assets and goodwill amounted to $514.9 million as of December 31, 2001.

In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $196.1 million of goodwill. We had recorded approximately $3.9 million of amortization expense on these amounts during 2001 and would have recorded approximately $3.9 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review prior to the release of our first quarter earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities. Cash flows provided by operating activities for 2001 decreased by $2.8 million to $12.9 million compared with cash provided of $15.7 million for 2000. The decrease is primarily due to lower EBITDA and higher interest payments. Cash flows provided by operating activities in 1999 were $8.5 million primarily due to depreciation and amortization, and interest expense partially offset by the net gain on exchange and disposition of properties.

Cash Flows from Investing Activities. Cash flows used in investing activities were $60.5 million, $92.1 million, $3.3 million in 1999, 2000 and 2001, respectively. The increase of $31.6 million from 1999 to 2000 was primarily due to additional acquisition costs related to 2000 acquisitions. The decrease of $88.8 million from 2000 to 2001 relates to a decrease in the number and size of acquisitions from 2000 to 2001 and a decrease in capital expenditures. The Company's capital expenditures in 2001 consist of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and clusters of community newspapers in new markets. The Company will only pursue acquisitions that it believes would contribute to the Company's overall cash flow growth.

Cash Flows from Financing Activities. Cash provided by financing activities was $52.9 million in 1999 and $75.5 million in 2000 compared to cash used in financing activities of $9.2 million in 2001. Cash provided by financing activities primarily resulted from borrowings under the revolving credit facility in 1999. Cash provided by financing activities in 2000 resulted from the issuance of preferred stock and common stock, long-term debt, as well as, borrowings under the revolving credit facility, partially offset by the repayment of the prior revolving credit facility. Net cash used in financing activities in 2001, related to the repayment under the revolving credit facility and other long term debt. The Company is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

Amended Revolving Credit Facility. On April 18, 2000, the Company entered into an agreement to amend and restate its $175.0 million credit facility. The amendment and restatement extended the maturity date of the revolving credit facility from January 2003 to March 2005, and included the issuance of a $100.0 million Term Loan B. The Term Loan B matures in March 2007, and requires annual principal payments of $0.5 million in 2000, $1.0 million from 2001 through 2004, $36.1 million in 2005, $47.5 million in 2006, and $11.9 million in 2007. On May 10, 2001, the Company entered into an amendment to its $175.0 million revolving credit facility, (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility decreased the aggregate commitment available under the revolving credit facility from $175.0 million to $135.0 million and amended the Cash Coverage Ratio and Senior Leverage Ratio as defined within the Amended Revolving Credit Facility.

The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. There is an individual margin for the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee equal to the Applicable Margin or Eurodollar advances (as defined in the Amended Revolving Credit Facility) per annum on the aggregate amount of outstanding letters of credit. The Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date, except with respect to the Term Loan B noted above.

LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Total interest expense for 2001 was $40.7 million, including non-cash interest of $8.4 million in respect to the Notes and amortization of debt issuance costs of $2.4 million. The degree to which LGP is leveraged could have important consequences, including the following: (i) for the fiscal year ending December 31, 2002, a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (ii) indebtedness under the Amended Revolving Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (iii) the Company is substantially more leveraged than certain of it competitors, which might place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (vi) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

As of December 31, 2001, $141.5 million was outstanding under the Amended Revolving Credit Facility including Term Loan B.

Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Revolving Credit Facility. The Company's ability to fully utilize its Amended Revolving Credit Facility is limited by certain financial covenants, including the Senior Leverage Ratio and Cash Interest Coverage Ratio as said terms are defined in the Amended Revolving Credit Facility.

LGP has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, LGP's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its subsidiaries, in particular from Operating Company. The Indenture relating to the Notes and the Amended Revolving Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months.

SUMMARY DISCLOSURE ABOUT CONTRACTURAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of the Company's contractual cash obligations:


                                         2002     2003    2004      2005     2006    Thereafter    Total
                                         ----     ----    ----      ----     ----    ----------    -----
Senior Subordinated 9 3/8% Notes                                                       180,000    180,000
Senior Discount 11 5/8% Notes                                                           78,740     78,740
Term Loan B                              1,000    1,000   1,000    12,375    11,875     71,250     98,500
Revolving Credit Facility                                                    42,950                42,950
Non-compete payments                       517      382     282       282       177        262      1,902
Finder fee payments                        350      125                                               475
Other                                      114        4       4         -         -          -        122
                                        -----------------------------------------------------------------
                                         1,981    1,511   1,286    12,657    55,002    330,252    402,689
                                        =================================================================

SUMMARY DISCLOSURES REGARDING RELATED PARTIES

EXECUTIVE STOCK INVESTMENTS

Upon the commencement of his employment in January 1998 the Company loaned the Chief Executive Officer $250,000 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001.

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

On August 11, 2000, Operating Company, Inc., Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into that certain Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between the Registrant's Subsidiary, the Executive and the Company was amended. Under and pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant for an aggregate purchase price of $250. In addition, the Company issued and sold to the Executive 23,174 shares of Common Stock of the Company for a purchase price per share of $15.00 for an aggregate purchase price of $348,000.

On December 15, 2000, the Company issued and sold to management investors 28,626 shares of common stock of the Company for an aggregate purchase price of $429.

During 2001, the Company repurchased 22,344 shares of common stock from former management stockholders. The purchase price was paid through loan forgiveness and cash.

MAJORITY STOCKHOLDER FEES

The Company paid $1,320 and $1,480 in management fees in 2000 and 2001, respectively and $356,000 and $475,000, in 2000 and 2001, respectively, in acquisition finders fees to its majority common stockholder and is obligated to pay acquisition finders fees of $375,000 at December 31, 2001 as a result of prior years' acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.

SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. We plan to adopt this standard as of the beginning of our fiscal 2002. The provisions of SFAS No. 144 generally are to be applied prospectively. Therefore, the adoption of this standard will not affect previously reported financial information. We are currently evaluating the impact SFAS No. 144 will have on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in its LIBOR-based interest rates on its Amended Revolving Credit Facility. At December 31, 2001, based on a hypothetical 10% decrease in interest rates related to such facility, the Company estimates that the fair value of its debt would have increased by approximately $1.2 million. At December 31, 2001, the Company had $141.5 million of borrowings outstanding under its Amended Revolving Credit Facility. A hypothetical 10% increase in interest rates would increase interest expense by approximately
$1.2 million.

Additional information regarding the Company's Amended Revolving Credit Facility is contained in Item 7 of this Form 10-K under "Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this Item 8 is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages F-1 to F-19 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

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


NAME                   AGE       POSITION
----                   ---       --------
Kenneth L. Serota       40       President, CEO, and Director
Scott T. Champion       42       Executive Vice President - Operations, and Director
Gene A. Hall            50       Senior Vice President - Midwestern Region
Daniel D. Lewis         38       Vice President and Secretary
Randy Cope              41       Vice President - Missouri, Kansas, Arkansas
Kelly Luvison           42       Vice President - Western New York Region
Theodore G. Mike        55       Vice President - Eastern Region
Leonard I. Green        67       Chairman of the Board of Directors
John G. Danhakl         46       Director
Peter J. Nolan          43       Director
Jonathan Seiffer        30       Director

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

Gene A. Hall is Senior Vice President and has primary responsibility for newspaper publications in the Midwestern region of the United States. He served as a Senior Vice President of APC from 1992 to 1998. Prior thereto, he served as a regional manager and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa. Mr. Hall currently serves as the publisher of the Charles City Press, Six County Shopper and The Extra, which publications were acquired by the Company in the Initial Acquisition, and has served in such positions since 1986. Mr. Hall has more than 33 years of experience in the newspaper industry. Mr. Hall is also a director of First Security Bank & Trust.

Daniel D. Lewis is Vice President and Secretary with primary responsibility over the Company's financial and accounting activites. Prior to May 2001, Mr. Lewis served as corporate controller for LGP. Prior to joining the Company, Mr. Lewis served as a management consultant for PriceWaterhouseCoopers. In addition, Mr. Lewis has held management positions with Kraft Foods and Berkshire Hathaway. Mr. Lewis is a certified public accountant and graduate of Indiana University.

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

Theodore G. Mike is Vice President and has primary responsibility for many the Company's newspaper operations in the eastern region of the United States. Mr. Mike served as regional manager for the Company since the Initial Acquisition and was appointed as Vice President in January 1999. Mr. Mike served as a regional manager for American Publishing Company since 1992. Mr. Mike currently serves as the publisher of The Evening Times and The Evening Times Extra in Sayre, Pennsylvania, publications which were acquired by the Company in the Initial Acquisition, and has served in such position since 1992. Mr. Mike has more than 35 years of experience in the newspaper industry.

Leonard I. Green has been a Director since 1998. Mr. Green has been an executive officer of Leonard Green & Partners, L.P. ("LGP") since its formation in 1994. Mr. Green has also been, individually or through a corporation, a partner in a merchant banking firm affiliated with LGP since its inception in 1989. Mr. Green is also a director of Rite Aid Corporation, Communications & Power Industries, Inc. and Dollar Financial Group, Inc.

John G. Danhakl has been a Director since 1998. Mr. Danhakl has been a partner of LGP since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated ("Drexel"). Mr. Danhakl is also a director of Diamond Triumph Auto Glass, Inc., Twinlab Corporation, The Arden Group, Inc., Petco Animal Supplies, Inc., Leslie's Poolmart, Inc., Big 5 Corporation, Communications and Power Industries, Inc., VCA Antech, Inc. and several private companies.

Peter J. Nolan. Mr. Nolan has been a Director since 1998. Mr. Nolan has been a partner of LGP since 1997. Mr. Nolan previously served as Managing Director and Co-Head of DLJ's Los Angeles Investment Banking Division since 1990. Prior to joining DLJ, Mr. Nolan had been a First Vice President at Drexel. Mr. Nolan is also a director of VCA Antech, Inc. and several private companies.

Jonathan A. Seiffer has been a Director since 1998. Mr. Seiffer has been a partner of LGP since 1999. From 1997 through 1999, Mr. Seiffer was a Vice President of LGP and from 1994 through 1997, Mr. Seiffer was an Associate at LGP. Prior to joining LGP, Mr. Seiffer was a member of corporate finance department of DLJ. Mr. Seiffer is also a director of Diamond Triumph Auto Glass, Inc., Gart Sports Company, Dollar Financial Group, Inc. and several private companies.

ITEM 11. EXECUTIVE COMPENSATION.

                                                           ANNUAL COMPENSATION
                                                         ------------------------
NAME AND POSITION                           YEAR         SALARY             BONUS              OTHER             TOTAL
-----------------                           ----         -------            -----              -----             -----
Kenneth L. Serota......................     1999        $375,000          $400,000          $121,013(1)        $896,013
President and CEO......................     2000         400,000           300,000           140,653(2)         840,653
........................................     2001         450,000                --            47,456(3)         497,456

Theodore G. Mike.......................     1999         102,025            29,245             8,330            139,600
Vice President.........................     2000         112,450            15,500             9,621            137,571
........................................     2001         114,663            17,337             9,634            141,634

Scott T. Champion......................     1999         125,000            75,000            18,520            218,520
Executive V.P. - Operations............     2000         150,000            85,000            24,808            259,808
........................................     2001         170,000            25,000            19,365            214,365

Gene A. Hall...........................     1999         125,000            50,000            18,723            193,723
Senior V.P.............................     2000         132,788            38,200            24,808            195,808
........................................     2001         145,000            30,000            19,427            194,427

Randy Cope ............................     1999         120,000            45,750             5,154            170,904
Vice President.........................     2000         130,000            62,000             5,808            197,807
........................................     2001         145,000            25,000            12,393            182,393

(1) Mr. Serota's 1999 other compensation consists of $110,013 in loan forgiveness pursuant to his employment agreement, plus a $5,000 contribution to a deferred compensation plan and a car allowance of $6,000.

(2) Mr. Serota's 2000 other compensation consists of $109,973 in loan forgiveness, plus a $5,500 contribution to a deferred compensation plan, a car allowance of $3,000, $22,000 in common shares, and $180 in life insurance.

(3) Mr. Serota's 2001 other compensation consists of $32,844 in loan forgiveness, plus a $5,500 contribution to a deferred compensation plan, a car allowance of $8,600, and $512 in life insurance.

COMPENSATION OF DIRECTORS AND MANAGEMENT FEES

Individuals who are officers of Operating Company and LGP, as well as Messrs. Green, Seiffer, Danhakl and Nolan, do not receive any compensation directly for their service on LGP's and Operating Company's Boards of Directors. Operating Company has agreed, however, to pay Leonard Green Partners, L.P. ("Leonard Green") an annual management fee of $1.5 million. Such fee is payable in equal monthly installments, but is subordinated in right of payment to the Senior Discount Debentures and the Senior Subordinated Notes for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. Leonard Green also received acquisition finders' fees of $375,000 in 2001 and is owed $475,000 at December 31, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Compensation Committee consisted of Peter Nolan, Jonathan Seiffer and Kenneth Serota.

EMPLOYMENT AGREEMENT

LGP and Kenneth Serota (the "Executive") entered into an employment agreement, dated as of November 21, 1997 (the "Employment Agreement"), whereby the Executive agreed to serve as President and Chief Executive Officer of the Company for a period of three years commencing January 1, 1998 and for additional successive one-year periods thereafter, unless either party gives timely notice to the other that the employment term shall not be so extended.

The Employment Agreement provided for a base salary of $350,000, $375,000 and $400,000 for the years 1998, 1999 and 2000, respectively, and those benefits generally available to the employees of the Company, including life insurance, health insurance, deferred compensation and profit sharing. In addition to receiving a base salary, the Executive is eligible to receive a bonus based on the attainment of applicable performance standards agreeable to the Company and the Executive, including standards based on annual revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties. The Employment Agreement also provided, subject to certain exceptions, that upon a termination of the Executive 's employment during the term thereof (other than for "cause" as defined therein or voluntary resignation), the Company is generally obligated to pay the Executive the greater of one year's salary or an amount equal to his base salary for the remaining term under the Employment Agreement plus, in either case, a portion of his bonus for the year of termination.

On August 11, 2000, the Registrant's Subsidiary, the Executive, the Registrant, Green II and Green III entered into an Amendment to Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which the Employment Agreement was amended as follows: (i) the term of the Employment Agreement was extended for an additional three-year period until January 1, 2004; (ii) the annual base salary payable to the Executive thereunder for the fourth, fifth and sixth years of the extended term thereof was established at $450,000, $475,000 and $500,000, respectively; (iii) the Registrant's

Subsidiary agreed to pay, in arrears, to the Executive thereunder an automobile allowance of $500 per month for each month during the extended term thereof ending on or prior to December 31, 2000 and $800 per month for each month of the extended term thereof thereafter; and (iv) the Registrant's Subsidiary agreed to pay to the Executive eighteen (18) months of base salary at the then current annual base salary payable to the Executive thereunder in the event that the Executive's employment with the Registrant's Subsidiary is terminated by the Registrant's Subsidiary without Cause or by the Executive for Good Reason, each as defined in such Employment Agreement, as amended by the Employment Agreement Amendment (as so amended, the "Employment Agreement").

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER.

The compensation package of Mr. Kenneth L. Serota, the Company's President and Chief Executive Officer, primarily consists of base salary and bonus components. Mr. Serota earned a base salary of $450,000 in 2001. In addition, Mr. Serota received certain other customary perquisites and benefits. As of December 31, 2001, Mr. Serota beneficially owned 93,746 shares, or 4%, of the Company's Common Stock. See Note 12, " Security Ownership of Certain Beneficial Owners and Management."

As of August 11, 2000, the Company and Mr. Serota entered into the Employment Agreement Amendment. See "Item 11. Executive Compensation--Employment Agreements." In establishing the terms of Mr. Serota employment agreement, the Compensation Committee took into account both the position and expertise of Mr. Serota. Mr. Serota's bonus, if any, in respect of fiscal year 2002 will be determined in accordance with economic performance of the Company including acquisitions and divestures.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                    NO.
                                                             % OWNED             OF SHARES
                                                             -------             ---------
COMMON STOCK:

Green Equity Investors II, L.P...........................        67%              1,440,000
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Green Equity Investors III, L.P..........................        24%                524,605
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Kenneth L. Serota........................................         4%                 93,746
President and CEO

Scott T. Champion........................................         1%                 22,344
Executive V.P.- Operations

Gene A. Hall.............................................         1%                 22,344
Senior V.P.

Other Management Stockholders............................         3%                 55,794

TOTAL OUTSTANDING........................................       100%              2,158,833

Directors and Executive Officers own 97% of the outstanding Common Stock as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENT

The Company has employment agreements and arrangements with its Chief Executive Officer. See "Item 11. Executive Compensation-- Employment Agreements."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)1. Consolidated Financial Statements.

      Independent Auditors' Report.

      Consolidated Balance Sheets as of December 31, 2000 and 2001.

      Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001.

      Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1999, 2000, and 2001.

      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001.

      Notes to Consolidated Financial Statements.

2. The following consolidated financial statement schedule of the Company and the related Independent Auditors' Report are included in this Form 10-K on pages S-1 and S-2: Independent Auditors' Report - Schedule II - Valuation and Qualifying Accounts. All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

3.    The exhibits filed as a part of this report are listed in the following
      Exhibit Index.

                                 EXHIBIT INDEX

Exhibit
No.                                        Items
-------                                    -----
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

3.1           Amended and Restated Certificate of Incorporation of Liberty Group          Incorporated by reference to
              Publishing, Inc.                                                            Exhibit 3.1 included on the
                                                                                          Company's Annual Report on Form
                                                                                          10-K for the year ending
                                                                                          December 31, 1999 (the
                                                                                          "Company's 1999 10-K").

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

*10.2         Amendment to Employment Agreement, dated as of August 11, 2000, between     Incorporated by reference to
              Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group             Exhibit 10.2 included on the
              Publishing, Inc., Green Equity Investors II, L.P. and Green Equity          Company's Annual Report on Form
              Investors III, L.P.                                                         10-K for the year ending
                                                                                          December 31, 2000 (the
                                                                                          "Company's 2000 10-K").

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

*10.7         Master Amendment, dated as of April 18, 2000, between Green Equity          Incorporated by reference to
              Investors II, L.P., Green Equity Investors III, L.P., Liberty Group         Exhibit 10.7 included on the
              Publishing, Inc. and persons listed on Schedule 1 attached thereto.         Company's 2000 10-K.

*10.8         Management Stock Purchase Agreement, dated as of December 15, 2000,         Incorporated by reference to
              between Liberty Group Publishing, Inc., Green Equity Investors II,          Exhibit 10.8 included on the
              L.P., Green Equity Investors III, L.P. and Kevin O'Shea.                    Company's 2000 10-K.

*10.9         Management Stock Purchase Agreement, dated as of December 15, 2000,         Incorporated by reference to
              between Liberty Group Publishing, Inc., Green Equity Investors II,          Exhibit 10.9 included on the
              L.P., Green Equity Investors III, L.P. and Scott T. Champion.               Company's 2000 10-K.

*10.10        Management Stock Purchase Agreement, dated as of December 15, 2000,         Incorporated by reference to
              between Liberty Group Publishing, Inc., Green Equity Investors II,          Exhibit 10.10 included on the
              L.P., Green Equity Investors III, L.P. and Gene A. Hall.                    Company's 2000 10-K.

10.11         Non-Competition Agreement dated as of January 27, 1998 between Liberty      Incorporated by reference to
              Group Operating, Inc. and Hollinger International, Inc.                     Exhibit 10.3 included on the
                                                                                          Company's S-4.

10.12         Stock Purchase Agreement, dated as of April 18, 2000, between Liberty       Incorporated by reference to
              Group Publishing, Inc. and Green Equity Investors III, L.P.                 Exhibit 10.12 included on the
                                                                                          Company's 2000 10-K.

10.13         Management Services Agreement, dated as of April 18, 2000, between          Incorporated by reference to
              Liberty Group Operating, Inc. and Leonard Green & Partners, L.P.            Exhibit 10.13 included on the
                                                                                          Company's 2000 10-K.

10.14         Amended and Restated Credit Agreement dated as of April 18, 2000, among     Incorporated by reference to
              Liberty Group Operating, Inc., Liberty Group Publishing, Inc., Citicorp     Exhibit 10.14 included on the
              USA, Inc. Citibank N.A. DB Banc Alex Brown, LLC, Wells Fargo Bank,          Company's 2000 10-K.
              N.A., and Bank of America, N.A.

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

10.21         Asset Purchase Agreement, dated as of June 29, 2000, by and between         Incorporated by reference to
              Midwest Publishing Statutory Trust and Liberty Group Michigan Holdings,     Exhibit 2.1 included on the
              Inc.                                                                        Company's 8-K filed on July 14,
                                                                                          2000.

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

*10.25        Liberty Group Publishing, Inc.'s Executive Benefit Plan.                    Incorporated by reference to
                                                                                          Exhibit 10.11 included on the
                                                                                          Company's 1998 10-K.

*10.26        Liberty Group Publishing, Inc.'s Executive Deferral Plan.                   Incorporated by reference to
                                                                                          Exhibit 10.12 included on the
                                                                                          Company's 1998 10-K.

*10.27        Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                    Incorporated by reference to
                                                                                          Exhibit 10.15 included on the
                                                                                          Company's 1999 10-K.

 10.28        First Admentment (of 2001) to Amended and Restated Revolving Credit         Incorporated by reference to
              Facility dated May 10, 2001, between Liberty Group Operating, Inc.          Exhibit 99 included on the
              (Borrower), Liberty Group Publishing, Inc. (Holdings), the Lenders,         Company's March 31, 2001 10-Q.
              Citibank, N.A. (Issuing Bank) and Citicorp USA, Inc. (Administrative
              Agent).

 10.29        First Supplemental Indenture dated December 13, 2001, between Liberty       Included herewith.
              Group Publishing, Inc. and State Street Bank and Trust Company Trustee)

 10.30        Second Amendment (of 2001) to Credit Agreement and Limited Waiver dated     Included herewith.
              December 14, 2001 between Liberty Group Operating, Inc. (Borrower),
              Liberty Group Publishing, Inc. (Holdings), the Lenders, Citibank, N.A.
              (Issuing Bank) and Citicorp USA, Inc. (Administrative Agent).

21            Subsidiaries of Liberty Group Publishing, Inc.                              Included herewith.

----------
*     Management Contract/Compensatory Plan or Arrangement

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Liberty Group Publishing, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ KPMG LLP

Chicago, Illinois
March 18, 2002

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                       DECEMBER 31,
                                                                                                  ----------------------
                                                                                                    2000         2001
                                                                                                  ---------    ---------
Assets
Current assets:
   Cash and cash equivalents ..................................................................   $   1,036    $   1,474
   Accounts receivable, net of allowance for doubtful accounts of $1,523 and $1,458
        in 2000 and 2001, respectively ........................................................      22,605       21,398
   Inventory ..................................................................................       3,042        2,824
  Prepaid expenses ............................................................................       1,169        1,602
  Other current assets ........................................................................         144           25
                                                                                                  ---------    ---------
   Total current assets .......................................................................      27,996       27,323
   Property, plant and equipment, net .........................................................      55,817       52,536
   Intangible assets, net .....................................................................     467,604      452,418
   Deferred financing costs, net ..............................................................      11,682        9,924
   Other assets ...............................................................................         402          336
                                                                                                  ---------    ---------
   Total assets ...............................................................................   $ 563,501    $ 542,537
                                                                                                  =========    =========
Liabilities and stockholders' deficit
Current liabilities:
   Current  portion of Term Loan B ............................................................   $   1,000    $   1,000
   Current portion of long-term liabilities ...................................................       1,181          981
   Accounts payable ...........................................................................       2,253        2,244
   Accrued expenses ...........................................................................      16,305       13,394
   Deferred revenue ...........................................................................       9,117        9,217
                                                                                                  ---------    ---------
Total current liabilities .....................................................................      29,856       26,836
Long-term liabilities:
   Senior subordinated notes ..................................................................     180,000      180,000
   Senior discount debentures, redemption value $89,000 .......................................      70,327       78,740
   Term Loan B, less current portion ..........................................................      98,500       97,500
   Borrowings under revolving credit facility .................................................      49,400       42,950
   Long-term liabilities, less current portion ................................................       2,338        1,518
   Deferred income taxes ......................................................................      23,026       24,586
                                                                                                  ---------    ---------
Total liabilities .............................................................................     453,447      452,130
   Senior mandatorily redeemable exchangeable cumulative preferred stock, $0.01 par value,
      21,000,000 shares authorized, 2,684,086 and 3,102,430 shares issued and outstanding at
      December 31, 2000 and 2001, respectively ................................................      68,752       79,467
      Aggregate involuntary liquidation preference $25 plus accrued dividends
   Junior mandatorily redeemable cumulative preferred stock, $0.01 par value,
      250,000 shares authorized, 87,864 and 96,984 shares
      issued and outstanding at December 31, 2000 and 2001, respectively ......................      89,328       98,601
                                                                                                  ---------    ---------
   Total mandatorily redeemable preferred stock ...............................................     158,080      178,068
Stockholders' deficit:
   Common stock, $0.01 par value, 2,655,000 and 2,185,177 shares authorized and issued 2000 and 2001, respectively 2,181,177 and 2,158,833 outstanding
      in 2000 and 2001, respectively ..........................................................          22           22
   Additional paid in capital .................................................................      16,444       16,444
   Notes receivable ...........................................................................      (1,183)        (987)
   Accumulated deficit ........................................................................     (63,278)    (102,959)
   Treasury stock at cost, 4,000 and 26,344 shares in 2000 and 2001, respectively .............         (31)        (181)
                                                                                                  ---------    ---------
   Total stockholders' deficit ................................................................     (48,026)     (87,661)
                                                                                                  ---------    ---------
Total liabilities and stockholders' deficit ...................................................   $ 563,501    $ 542,537
                                                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                  YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              1999         2000          2001
                                            ---------    ---------    ---------
REVENUES:
   Advertising ..........................   $ 121,430    $ 150,247    $ 152,382
   Circulation ..........................      27,543       32,318       35,347
   Job printing and other ...............      12,382       12,119       14,251
                                            ---------    ---------    ---------
Total revenues ..........................     161,355      194,684      201,980
OPERATING COSTS AND EXPENSES:
   Operating costs ......................      68,351       83,716       90,380
   Selling, general and administrative ..      51,522       63,817       66,581
   Depreciation and amortization ........      16,657       19,864       21,997
                                            ---------    ---------    ---------
Income from operations ..................      24,825       27,287       23,022
Interest expense ........................      30,818       38,412       38,348
Amortization of debt issue costs ........       1,495        1,817        2,362
Net gain on exchange and
   disposition of properties ............       6,196           --           --
                                            ---------    ---------    ---------
Loss before income taxes
   and extraordinary item ...............      (1,291)     (12,942)     (17,688)
Income taxes ............................         295          491        2,004
                                            ---------    ---------    ---------
Loss before extraordinary item ..........      (1,586)     (13,433)     (19,692)
Extraordinary gain on
   insurance proceeds ...................         485           --           --
                                            ---------    ---------    ---------
Net loss ................................      (1,101)     (13,433)     (19,692)
                                            ---------    ---------    ---------
Dividends on preferred stock ............     (13,595)     (17,018)     (19,989)
                                            ---------    ---------    ---------
Net loss available to common stockholders   $ (14,696)   $ (30,451)   $ (39,681)
                                            =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          COMMON     COMMON   ADDITIONAL   TREASURY
                                                                                          STOCK      STOCK     PAID-IN      STOCK
                                                                                          SHARES     AMOUNT    CAPITAL      SHARES
                                                                                        ---------    ------   ----------   ---------
Balances at 12/31/98 ..............................................................     1,600,000     $16     $ 8,144           --
   Repurchase of common shares ....................................................            --      --          --       32,000
   Dividends on senior mandatory redeemable exchangeable
     cumulative preferred stock ...................................................            --      --          --           --
   Dividends on junior mandatory redeemable cumulative preferred stock ............            --      --          --           --
   Net income .....................................................................            --      --          --           --
   Repayment of notes receivable through forgiveness of debt and cash received ....            --      --          --           --
                                                                                       --------------------------------------------
Balances at 12/31/99 ..............................................................     1,600,000     $16     $ 8,144       32,000
   Stock options exercised ........................................................            --      --          --      (28,000)
   Issuance of common shares to Green III .........................................       524,605       5       7,414           --
   Issuance of common shares to management
         including shares issued under Employment Agreement Amendment .............        60,572       1         886           --
   Dividends on senior mandatory redeemable exchangeable cumulative preferred
       stock ......................................................................            --      --          --           --
   Dividends on junior mandatory redeemable cumulative preferred stock ............            --      --          --           --
   Net loss .......................................................................            --      --          --           --
   Repayment of notes receivable through forgiveness of debt and cash
       received ...................................................................            --      --          --           --
                                                                                       --------------------------------------------
Balances at 12/31/00 ..............................................................     2,185,177     $22     $16,444        4,000
   Repurchase of common shares ....................................................            --      --          --       22,344
   Dividends on senior mandatory redeemable exchangeable cumulative preferred
       stock ......................................................................            --      --          --           --
   Dividends on junior mandatory redeemable cumulative preferred stock ............            --      --          --           --
   Net loss .......................................................................            --      --          --           --
   Repayment of notes receivable through forgiveness of debt and cash
       received ...................................................................            --      --          --           --
                                                                                       --------------------------------------------
Balances at 12/31/01 ..............................................................     2,185,177     $22     $16,444       26,344

          See accompanying notes to consolidated financial statements.

                                                                                   TREASURY
                                                                                    STOCK       NOTES      ACCUMULATED
                                                                                    AMOUNT    RECEIVABLE     DEFICIT         TOTAL
                                                                                   --------   ----------   -----------     ---------
Balances at 12/31/98 ..........................................................     $  --      $  (501)     $ (18,051)     $(10,392)
   Repurchase of common shares ................................................      (250)          --             --          (250)
   Dividends on senior mandatory redeemable
       exchangeable cumulative preferred stock ................................        --           --         (8,021)       (8,021)
   Dividends on junior mandatory redeemable cumulative preferred stock ........        --           --         (5,574)       (5,574)
   Net loss ...................................................................        --           --         (1,101)       (1,101)
   Repayment of notes receivable through
       forgiveness of debt and cash received ..................................        --          251             --           251
                                                                                    ------------------------------------------------
Balances at 12/31/99 ..........................................................     $(250)     $  (250)     $ (32,747)     $(25,087)
   Stock options exercised ...................................................        219          (70)           (80)           69
   Issuance of common shares to Green III .....................................        --           --             --         7,419
   Issuance of common shares to management investors including shares
       issued under Employment Agreement Amendment ............................        --       (1,026)            --          (139)
   Dividends on senior mandatory redeemable exchangeable cumulative
       preferred stock ........................................................        --           --         (9,271)       (9,271)
   Dividends on junior mandatory redeemable cumulative preferred stock ........        --           --         (7,747)       (7,747)
   Net loss ...................................................................        --           --        (13,433)      (13,433)
   Repayment of notes receivable through forgiveness of debt and cash
       received ...............................................................        --          163             --           163
                                                                                    ------------------------------------------------
Balances at 12/31/00 ..........................................................     $ (31)     $(1,183)     $ (63,278)     $(48,026)
   Repurchase of common shares ................................................      (150)          --             --          (150)
   Dividends on senior mandatory redeemable exchangeable cumulative
       preferred stock ........................................................        --           --        (10,716)      (10,716)
   Dividends on junior mandatory redeemable cumulative preferred stock ........        --           --         (9,273)       (9,273)
   Net loss ...................................................................        --           --        (19,692)      (19,692)
   Repayment of notes receivable through forgiveness of debt and cash
       received ...............................................................        --          196             --           196
                                                                                    ------------------------------------------------
Balances at 12/31/01 ..........................................................     $(181)     $  (987)     $(102,959)     $(87,661)
                                                                                    ================================================

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                            ---------------------------------------
                                                                                              1999           2000            2001
                                                                                            --------       ---------       --------
Cash flows from operating activities:
   Net loss ..........................................................................      $ (1,101)      $ (13,433)      $(19,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization .....................................................        16,657          19,864         21,997
   Amortization of debt issue costs ..................................................         1,495           1,817          2,362
   Accretion of senior discount notes ................................................         6,711           7,518          8,413
   Non-cash compensation .............................................................           223             163            109
   Net gain on exchange and disposition of properties ................................        (6,196)             --             --
   Deferred taxes ....................................................................            --              --          1,560
   Extraordinary gain ................................................................          (485)             --             --
   Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net .......................................................        (1,326)            372          1,354
      Inventory ......................................................................           139            (467)           218
      Prepaid expenses and other assets ..............................................        (2,552)           (417)          (314)
      Accounts payable ...............................................................        (2,338)            (38)          (242)
      Accrued expenses ...............................................................        (3,173)            427         (2,932)
      Deferred revenue ...............................................................           445             (72)            92
                                                                                            --------       ---------       --------
Net cash flows provided by operating activities ......................................         8,499          15,734         12,925
                                                                                            --------       ---------       --------
Cash flows from investing activities:
   Purchases of property, plant and equipment ........................................        (5,687)         (9,654)        (2,715)
   Proceeds on sale of properties ....................................................            --           2,103             --
   Acquisitions, net of cash acquired ................................................       (54,822)        (84,541)          (615)
                                                                                            --------       ---------       --------
Net cash flows used in investing activities ..........................................       (60,509)        (92,092)        (3,330)
                                                                                            --------       ---------       --------
Cash flows from financing activities:
   Net proceeds from issuing long-term debt ..........................................            --          98,505             --
   Borrowings (repayments) under revolving credit facility, net of fees ..............        53,500          71,750         (7,065)
   Net proceeds from issuing preferred stock .........................................            --          20,631             --
   Net proceeds from issuing common stock ............................................            --           7,444             --
   Repurchase of common stock ........................................................          (250)             --            (63)
   Payments of long term debt ........................................................            --              --         (1,000)
   Payments on long term liabilities .................................................          (405)           (945)        (1,029)
   Payment of debt on prior revolving credit facility ................................            --        (121,850)            --
                                                                                            --------       ---------       --------
   Net cash provided by (used in) financing activities ...............................        52,845          75,535         (9,157)
                                                                                            --------       ---------       --------
Net increase (decrease) in cash and cash equivalents .................................           835            (824)           438
Cash and cash equivalents, at beginning of period ....................................         1,025           1,860          1,036
                                                                                            --------       ---------       --------
Cash and cash equivalents, at end of period ..........................................      $  1,860       $   1,036       $  1,474
                                                                                            ========       =========       ========
Supplemental cash flow disclosure -
   Non cash gain on exchange of properties ...........................................      $  7,899       $      --       $     --
   Cash interest paid ................................................................        24,107          28,388         32,130
   Income taxes paid .................................................................           130             532            505
Repayment of notes receivable through forgiveness of debt ............................           223             163            109

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   DESCRIPTION OF BUSINESS

Liberty Group Publishing, Inc. and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 339 publications in 17 states. The Company's total revenues in 2001 were derived from advertising (75%), circulation (18%) and job printing and other (7%). Raw materials, mainly newsprint and ink, are readily available from a number of suppliers. No single customer accounts for a significant percentage of revenues.

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

The Company assesses the recoverability of its long-lived assets, such as property, plant and equipment and intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under performance relative to expected historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management's estimate. If undiscounted future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statement of operations if such a difference arose.

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

      (I)   FAIR VALUE OF FINANCIAL INSTRUMENTS AND LONG-LIVED ASSETS

The Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 2001: cash equivalents; borrowings under revolving credit facility; accounts receivable; accounts payable and accrued expenses; and long-term liabilities. It is not practical to determine the fair value of Senior subordinated notes and the Senior discount debentures as such securities are not actively traded.

      (J)   CASH EQUIVALENTS

Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

      (K)   RECLASSIFICATIONS

Certain amounts in prior years' consolidated financial statements and related notes have been reclassified to conform to the 2001 presentation.

      (L)   STOCK OPTIONS

The Company accounts for its stock options under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS 123 had been applied. Under APB 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS 123.

(2) ACQUISITIONS AND DISPOSITIONS

During 1999, the Company acquired (net of exchanges and divestitures) 49 newspapers in 13 transactions for an aggregate purchase price of approximately $54,822. The excess of the purchase prices over the estimated fair value of the tangible and identifiable intangible assets acquired (goodwill) was approximately $48,195.

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

(3)   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                      DECEMBER 31,
                                                 ---------------------
                                                   2000        2001
                                                 --------    --------
Land .........................................   $  8,112    $  8,125
Buildings and improvements ...................     26,410      26,841
Machinery and equipment ......................     26,992      28,965
Furniture and fixtures .......................      2,932       3,199
                                                 --------    --------
                                                   64,446      67,130
Less accumulated depreciation and amortization     (8,629)    (14,594)
                                                 --------    --------
                                                 $ 55,817    $ 52,536
                                                 ========    ========

(4)   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                   DECEMBER 31,
                                            --------------------------
                                               2000             2001
                                            ---------        ---------
Non-compete agreements ..................   $  17,351        $  17,536
Subscriber lists ........................      53,348           53,385
Advertiser lists ........................     202,606          202,756
Archives ................................      19,149           19,168
Goodwill ................................     212,103          212,528
                                            ---------        ---------
                                              504,557          505,373
Less accumulated amortization                 (36,953)         (52,955)
                                            ---------        ---------
                                            $ 467,604        $ 452,418
                                            =========        =========

(5)   ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                             DECEMBER 31,
                                                      --------------------------
                                                        2000               2001
                                                      -------            -------
Accrued payroll ..........................            $ 1,500            $ 1,823
Accrued vacation .........................                646                594
Accrued bonus ............................              1,509                853
Accrued interest .........................             10,160              7,949
Accrued other ............................              2,490              2,175
                                                      -------            -------
                                                      $16,305            $13,394
                                                      =======            =======

(6)   SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT DEBENTURES

The Senior Subordinated Notes and Senior Discount Debentures at December 31, 2000 and 2001 consist of the following:

                                                                                      2000       2001
                                                                                    --------   --------
Liberty Group Operating, Inc.
9.375% Senior Subordinated Notes
Due February 1, 2008 ............................................................   $180,000   $180,000

Liberty Group Publishing, Inc.
11.625% Senior Discount Debentures
$89,000 Redemption Value
Due February 1, 2009 ............................................................     70,327     78,740
                                                                                    --------   --------
Total Senior Subordinated Notes and Senior Discount Debentures ..................    250,327    258,740
Less current installments .......................................................         --         --
                                                                                    --------   --------

Total Senior Subordinated Notes and Senior Discount Debentures,
  excluding current .............................................................   $250,327   $258,740
                                                                                    ========   ========

The acquisition of 166 newspapers from Hollinger in January 1998 was financed in part by: (i) $180,000 from the issuance and sale by the Operating Company of $180,000 aggregate principal amount of 9.375% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11.625% Senior Discount Debentures (the "Debentures") due February 1, 2009.

The Notes were issued by the Operating Company and are general unsecured obligations of the Operating Company. The Notes are irrevocably and unconditionally jointly and severally guaranteed by each of the Operating Company's existing and future subsidiaries. The Notes are redeemable for cash at the option of the Operating Company anytime after February 1, 2003 at stipulated redemption amounts. In the event of a change in control (as defined in the Notes) of the Operating Company or the Company, the Company must offer to repurchase the Notes at 101% of their principal amount.

The Debentures issued by LGP are general unsecured obligations and pay no cash interest until February 1, 2003. The Debentures will, however, accrete on a semi-annual equivalent bonds basis to a full principal amount of $89,000 on February 1, 2003. Thereafter, cash interest on the Debentures will accrue and be payable semi-annually on February 1 and August 1 of each year. The Debentures are redeemable for cash at the option of LGP any time after February 1, 2003 at stipulated redemption amounts. In the event of a change in control of LGP, LGP must offer to repurchase the Debentures at 101% of their accreted value. LGP is dependent upon the cash flows of the Operating Company to service these debt repayment requirements.

(7)   REVOLVING CREDIT FACILITY AND TERM LOAN B

On April 18, 2000, the Company entered into an agreement to amend and restate its $175,000 credit facility. The amendment and restatement extended the maturity date of the revolving credit facility from January 2003 to March 2005, and included the issuance of a $100,000 Term Loan B. The Term Loan B matures in March 2007 and requires annual principal payments of $500 in 2000, $1,000 from 2001 through 2004, $36,125 in 2005, $47,500 in 2006, and $11,875 in 2007.

On May 10, 2001, the Company entered into an amendment to its $175.0 million Revolving Credit Facility (the "Amended Revolving Credit Facility"). The Amended Revolving Credit Facility decreased the aggregate commitment available under the revolving credit facility $175.0 million to $135.0 million and amended the Cash Coverage Ratio and Senior Leverage Ratio as defined within the Amended
Revolving Credit Facility.

The Term Loan B and the Amended Revolving Credit Facility bear interest at the Company's option equal to the Base Rate (as defined in the Amended Revolving Credit Facility) or the Eurodollar Rate (as defined in the Amended Revolving Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Revolving Credit Facility. Total year 2001 interest expense for the Term B and the Revolving Credit Facility was $13,044. There is an individual margin applicable to each of the Term Loan B and the Amended Revolving Credit Facility. The Company pays a fee on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the Amended Revolving Credit Facility. No principal payments are due on the Amended Revolving Credit Facility until the maturity date. At December 31, 2001, the Operating Company had utilized $42,950 of the Amended Revolving Credit Facility and $98,500 of the Term Loan B. The average interest rate on borrowings under revolving credit facilities for 2001 was 7.85%.

(8)   LONG-TERM LIABILITIES

Long-term liabilities principally represent amounts due under non-interest-bearing non-compete agreements, deferred acquisition consideration and principal payments on capital leases through 2008.

      The aggregate amount of payments related to long-term liabilities at December 31, 2001 are as follows:

2002...................................        $  981
2003...................................           511
2004...................................           286
2005...................................           282
2006...................................           177
Thereafter.............................           262
                                               ------
                                               $2,499

(9)   COMMON STOCK

In February 2000, the Company effected a 20-to-1 stock split of its Common Stock. All share data has been retroactively restated to account for this stock split. The Company then authorized the issuance of 55,000 additional shares of Common Stock, of which 49,500 shares were made available in the form of stock options for local publishers. Management investors also received 4,400 of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the Company's stock option plan.

On April 18, 2000, the Company approved the authorization of an additional 1,000,000 shares of Common Stock. Also on this date, the Company raised approximately $7,419, net of issuance costs of $450, from the issuance of 524,605 shares of Common Stock at $15 per share to Green Equity Investors III, L.P. ("Green III").

On August 11, 2000, Operating Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green III entered into an Amendment to the Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which the Employment Agreement, dated as of November 21, 1997, between Operating Company, the Executive, and LGP was amended. Under and pursuant to the Employment Agreement Amendment, LGP issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and
184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant (collectively, the "Loan Equity") for an aggregate purchase price of $250. In addition, LGP issued and sold to the Executive 23,174 shares of Common Stock of the Company for a purchase price per share of $15.00 for an aggregate purchase price of $348.

On December 15, 2000, the Company issued and sold to management 28,626 shares of Common Stock of the Company for an aggregate purchase price of $429.

During 2001, the Company repurchased 22,344 shares of Common Stock from former management stockholders, the purchase price was paid through loan forgiveness and $63 in cash.

(10)  REDEEMABLE PREFERRED STOCK

LGP has the authority to issue up to 23,905,000 shares of capital stock, of which 21,250,000 shares are designated as Preferred Stock, par value $0.01 per share, and 2,655,000 shares are designated as Common Stock. The acquisition of 166 newspapers from APC in January 1998, was financed in part from the proceeds of (i) $45,000 from the issuance and sale of 1,800,000 shares of 14.75% Senior Mandatory Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock"), (ii) $49,000 from the issuance and sale of 49,000 shares of 10% Junior Mandatory Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock"), and (iii) $8,000 from the issuance and sale of 1,600,000 shares of Common Stock.

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

The Senior Preferred Stock issued by the Company is senior to the Common Stock and Junior Preferred Stock, with respect to dividend distributions and distributions upon the liquidation, winding up or dissolution of the Company. Dividends may be paid, at the Company's option, at any dividend payment date in cash or in additional shares of Senior Preferred Stock having a liquidation preference equal to the dividend amount. The liquidation preference of the Senior Preferred Stock is $25 per share.

The Senior Preferred Stock is redeemable at the option of the Company any time after February 1, 1999 at stipulated redemption amounts and is mandatorily redeemable, subject to certain conditions, on February 1, 2010 at a price equal to 100% of its liquidation preference per share. The Company has no obligation to redeem the Senior Preferred Stock at any time prior to February 1, 2010. In the event of a change in control of the Company, the Company must offer to repurchase the Senior Preferred Stock at 100% of its liquidation preference per share, plus accrued but unpaid dividends. LGP is dependent upon the cash flows of the Operating Company to service these redemption requirements.

Except as required by law, the holders of shares of Senior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of the Company. Subject to certain conditions, the Senior Preferred Stock is exchangeable, on any dividend payment date, in whole, but not in part, at the option of the Company for 14.375% Senior Subordinated Debentures (the "Exchange Debentures") of the Company maturing February 1, 2010. The Exchange Debentures are redeemable prior to maturity on substantially the same terms as the Senior Preferred Stock. Since inception, the Company has elected to pay all of its Senior Preferred Dividends in additional shares of Senior Preferred Stock. At December 31, 2001, the Company had accumulated but undeclared dividends of $1,907.

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

Except as required by law, the holders of shares of Junior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of the Company. Since inception, the Company has elected to pay all of its Junior Preferred Dividends in additional shares of Junior Preferred Stock. At December 31, 2001, the Company had accumulated but undeclared dividends of $1,616.


(11)  INCOME TAXES

Income taxes for the periods shown below consisted of:

                                               CURRENT     DEFERRED       TOTAL
                                               -------     --------       ------
Year ended December 31, 1999:
  U.S. Federal ..........................       $   --       $   --       $   --
  State and local .......................          295           --          295
                                                ------       ------       ------
                                                $  295       $   --       $  295
                                                ======       ======       ======
Year ended December 31, 2000:
  U.S. Federal ..........................       $   --       $   --       $   --
  State and local .......................          491           --          491
                                                ------       ------       ------
                                                $  491       $   --       $  491
                                                ======       ======       ======
Year ended December 31, 2001:
  U.S. Federal ..........................       $   --       $1,205       $1,205
  State and local .......................          444          355          799
                                                ------       ------       ------
                                                $  444       $1,560       $2,004
                                                ======       ======       ======

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes and extraordinary item as a result of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                        1999     2000        2001
                                                       ------   -------    --------
Computed "expected" tax benefit....................... $(274)   $(4,400)   $ (6,014)
Increase in income taxes resulting from:
   Amortization of nondeductible goodwill ............   233        394       1,687
   State and local income taxes ......................   195        324         527
   Nondeductible meals and entertainment .............    40        110          96
   Cancellation of debt resulting in income for tax
     purposes.........................................    --         --      12,023
   Nondeductible expenses ............................     3          4          87
Change in Federal valuation allowance ................    98      4,059      (6,402)
                                                       -----    -------    --------
   ................................................... $ 295    $   491    $  2,004
                                                       =====    =======    ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at 2000 and 2001 are presented below:

                                                                                       2000        2001
                                                                                     --------    -------
Deferred tax assets:
   Accounts receivable, principally due to allowance for doubtful accounts .......   $    622    $   408
   Accrued expenses ..............................................................      1,207      2,119
   Net operating losses ..........................................................     20,776     16,979
                                                                                     --------    -------
Gross deferred tax assets ........................................................     22,605     19,506
Less: valuation allowance ........................................................     (7,531)        --
                                                                                     --------    -------
Net deferred tax assets ..........................................................     15,074     19,506
                                                                                     --------    -------
Deferred tax liabilities:
Long-lived assets, principally due to differences in depreciation
  and amortization ...............................................................      8,789     19,200
Intangible assets, principally due to differences in amortization ................     29,311     24,892
                                                                                     --------    -------
                                                                                       38,100     44,092
                                                                                     --------    -------
   Net deferred tax liability ....................................................   $ 23,026    $24,586
                                                                                     ========    =======

During 2001, an aggregate of approximately of the Company's Senior discount notes was purchased in the open market at a discount by GEI II and GEI III. This discount resulted in a cancellation of indebtedness for Federal income tax purposes.

The valuation allowance increased by $7,531 in 2000 and decreased by $7,531 in 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Management considers the scheduled reversals of deferred tax Liability and tax planning strategies in making this assessment.

At December 31, 2001, the Company has net operating loss carry-forwards for Federal and state income tax purposes of $42,448, which are available to offset future taxable income, if any. These federal and state net operating loss carry-forwards begin to expire in 2018 and 2003, respectively.

The Company acquired deferred tax liabilities of $5,996 in 2000 through corporate acquisitions.

(12)  EMPLOYEE BENEFIT PLANS

The Company maintains certain benefit plans for its employees.

The Company maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. The Company recorded $129, $271, and $296 in expenses related to the plan in 1999, 2000 and 2001, respectively.

The Company maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan ("Publishers Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company's newspapers. Under the Publishers' Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the Publishers' Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $133, $160 and $146 of compensation expense related to the plan in 1999, 2000 and 2001, respectively.

The Company maintains the Liberty Group Publishing, Inc. Executive Benefit Plan ("Executive Benefit Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $65, $66 and $61 of compensation expense related to the plan in 1999, 2000 and 2001, respectively.

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

(13)  STOCK OPTION PLANS

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

The Company applies APB 25 in accounting for the Plans. All options under the Plans have been granted at exercise prices not less than the fair value at the date of grant. Accordingly, no compensation expense has been recognized in the financial statements for the Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock option plan under SFAS 123, the Company's net loss for each of the years in the three-year period ended December 31, 2001 would have been the pro forma amounts indicated below:

                                         1999            2000           2001
                                       --------       ----------     ----------
Net loss             As reported       $(1,101)       $ (13,433)     $ (19,692)
                     Pro forma          (1,162)         (13,449)       (19,701)

Under the Plans, the exercise price of each option equals the fair value of the Company's Common Stock on the date of grant. The per share weighted-average fair value of stock options granted during 1999 and 2000 using the Black-Scholes option pricing model was $1.87 and $4.79, respectively. For purposes of calculating compensation costs consistent with SFAS 123, the fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of approximately 0%, risk-free interest rate of 4.75% and 6.62% for 1999 and 2000, respectively, and an expected life of 10 years. Stock option activity for the periods indicated is as follows:

                                                                      WEIGHTED-AVERAGE
                                                          SHARES       EXERCISE PRICE
                                                         -------      ----------------
Outstanding at date of adoption ................              --          $   --
  Granted ......................................          59,075            5.00
  Canceled .....................................             400            5.00
                                                         -------          ------
Outstanding on December 31, 1999 ...............          58,675          $ 5.00
                                                         =======          ======

  Granted ......................................          11,650          $10.00
  Canceled .....................................           6,700            7.54
  Exercised ....................................          28,000            5.00
                                                         -------          ------
Outstanding on December 31, 2000 ...............          35,625          $ 6.16
                                                         =======          ======

  Canceled .....................................           9,050            7.52
                                                         -------          ------
Outstanding on December 31, 2001 ...............          26,575          $ 5.62
                                                         =======          ======

The following table summarizes information about stock options outstanding at December 31, 2001:



                                             WEIGHTED-         WEIGHTED-                       WEIGHTED-
                                             AVERAGE           AVERAGE                         AVERAGE
EXERCISE                OPTIONS             REMAINING          EXERCISE         OPTIONS        EXERCISE
PRICE                 OUTSTANDING        CONTRACTUAL LIFE       PRICE         EXERCISABLE       PRICE
--------              -----------        ----------------     ---------       -----------     ---------
$ 5.00                  23,400              7.08 Years        $    5.00          5,087        $   5.00
$ 10.00                  3,175              8.08              $   10.00             --              --
                        ------              ----------        ---------          -----        --------
                        26,575              7.20 Years        $    5.62          5,087        $   5.00
                        ======                                                   =====

(14)  RELATED PARTY TRANSACTIONS

SUMMARY DISCLOSURES REGARDING RELATED PARTIES
EXECUTIVE STOCK INVESTMENTS

Upon the commencement of his employment in January 1998 the Company loaned the Chief Executive Officer $250,000 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001.

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

On August 11, 2000, Operating Company, Inc., Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green Equity Investors III, L.P. ("Green III") entered into an Amendment to the Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which the Employment Agreement, dated as of November 21, 1997, between the Registrant's Subsidiary, the Executive and the Company was amended. Under and pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of the Registrant for an aggregate purchase price of $250. In addition, the Company issued and sold to the Executive 23,174 shares of Common Stock of the Company for a purchase price per share of $15.00 for an aggregate purchase price of $348,000.

On December 15, 2000, the Company issued and sold to management investors 28,626 shares of common stock of the Company for an aggregate purchase price of $429.

During 2001, the Company repurchased 22,344 shares of common stock from former management stockholders. The purchase price was paid through loan forgiveness and $63 in cash.

MAJORITY STOCKHOLDER FEES

The Company paid $1,320 and $1,480 in management fees in 2000 and 2001, respectively and $356,000 and $475,000, in 2000 and 2001, respectively, in acquisition finders fees to its majority common stockholder and is obligated to pay acquisition finders fees of $475,000 at December 31, 2001 as a result of prior years' acquisitions.

(15)  NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test.

SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB No.
30. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. We plan to adopt this standard as of the beginning of our new fiscal year on January 1, 2002. The provisions of SFAS No. 144 generally are to be applied prospectively, therefore, the adoption of this standard will not affect previously reported financial information. We are currently evaluating the impact of SFAS No. 144 will have on our results of operations and financial condition.

(16)  SUBSEQUENT EVENTS

On January 7, 2002, the Company sold the assets of The Ottumwa Courier, a daily newspaper with a circulation of approximately 15,000. Along with the Courier, the property publishes four other shopper publications. The total sales price was $26,519 resulting in a gain for financial statement purposes of $7,060.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

The Board of Directors
Liberty Group Publishing, Inc.:

Under date of March 18, 2002, we reported on the consolidated balance sheets of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP

Chicago, Illinois
March 18, 2002

                                   SCHEDULE II

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

               ALLOWANCE FOR
                 DOUBTFUL                                        BEGINNING      BAD DEBT                        ENDING
                 ACCOUNTS                                         BALANCE       EXPENSE     WRITE-OFFS          BALANCE
                 --------                                        ---------      -------     ----------         --------
Year ended December 31, 1999.................................     $  1,182      $   912      $  (953)          $  1,141
Year ended December 31, 2000.................................     $  1,141      $ 1,771      $(1,389)          $  1,523
Year ended December 31, 2001.................................     $  1,523      $ 1,249      $(1,314)          $  1,458

See accompanying Independent Auditors' Report on Schedule II.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002                    LIBERTY GROUP PUBLISHING, INC.
                                        (Registrant)


                                        By /s/ KENNETH L. SEROTA
                                           -------------------------------------
                                           Kenneth L. Serota,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

Dated: April 1, 2002                    /s/ KENNETH L. SEROTA
                                        ----------------------------------------
                                        Kenneth L. Serota,
                                        President and Chief Executive
                                        Officer and Director

Dated: April 1, 2002                    /s/ DANIEL D. LEWIS
                                        ----------------------------------------
                                        Daniel D. Lewis,
                                        Vice President and Secretary,
                                        Vice President and Secretary,

Dated: April 1, 2002                    /s/ LEONARD GREEN
                                        ----------------------------------------
                                        Leonard Green, Director

Dated: April 1, 2002                    /s/ PETER NOLAN
                                        ----------------------------------------
                                        Peter Nolan, Director

Dated: April 1, 2002                    /s/ JONATHAN SEIFFER
                                        ----------------------------------------
                                        Jonathan Seiffer, Director

Dated: April 1, 2002                    /s/ JOHN DANHAKL
                                        ----------------------------------------
                                        John Danhakl, Director

Dated: April 1, 2002                    /s/ SCOTT T. CHAMPION
                                        ----------------------------------------
                                        Scott T. Champion, Director

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

3.1           Amended and Restated Certificate of Incorporation of Liberty Group          Incorporated by reference to
              Publishing, Inc.                                                            Exhibit 3.1 included on the
                                                                                          Company's Annual Report on Form
                                                                                          10-K for the year ending
                                                                                          December 31, 1999 (the
                                                                                          "Company's 1999 10-K").

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

*10.2         Amendment to Employment Agreement, dated as of August 11, 2000, between     Incorporated by reference to
              Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group             Exhibit 10.2 included on the
              Publishing, Inc., Green Equity Investors II, L.P. and Green Equity          Company's Annual Report on Form
              Investors III, L.P.                                                         10-K for the year ending
                                                                                          December 31, 2000 (the
                                                                                          "Company's 2000 10-K").

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

*10.7         Master Amendment, dated as of April 18, 2000, between Green Equity          Incorporated by reference to
              Investors II, L.P., Green Equity Investors III, L.P., Liberty Group         Exhibit 10.7 included on the
              Publishing, Inc. and persons listed on Schedule 1 attached thereto.         Company's 2000 10-K.

*10.8         Management Stock Purchase Agreement, dated as of December 15, 2000,         Incorporated by reference to
              between Liberty Group Publishing, Inc., Green Equity Investors II,          Exhibit 10.8 included on the
              L.P., Green Equity Investors III, L.P. and Kevin O'Shea.                    Company's 2000 10-K.

*10.9         Management Stock Purchase Agreement, dated as of December 15, 2000,         Incorporated by reference to
              between Liberty Group Publishing, Inc., Green Equity Investors II,          Exhibit 10.9 included on the
              L.P., Green Equity Investors III, L.P. and Scott T. Champion.               Company's 2000 10-K.

*10.10        Management Stock Purchase Agreement, dated as of December 15, 2000,         Incorporated by reference to
              between Liberty Group Publishing, Inc., Green Equity Investors II,          Exhibit 10.10 included on the
              L.P., Green Equity Investors III, L.P. and Gene A. Hall.                    Company's 2000 10-K.

10.11         Non-Competition Agreement dated as of January 27, 1998 between Liberty      Incorporated by reference to
              Group Operating, Inc. and Hollinger International, Inc.                     Exhibit 10.3 included on the
                                                                                          Company's S-4.

10.12         Stock Purchase Agreement, dated as of April 18, 2000, between Liberty       Incorporated by reference to
              Group Publishing, Inc. and Green Equity Investors III, L.P.                 Exhibit 10.12 included on the
                                                                                          Company's 2000 10-K.

10.13         Management Services Agreement, dated as of April 18, 2000, between          Incorporated by reference to
              Liberty Group Operating, Inc. and Leonard Green & Partners, L.P.            Exhibit 10.13 included on the
                                                                                          Company's 2000 10-K.

10.14         Amended and Restated Credit Agreement dated as of April 18, 2000, among     Incorporated by reference to
              Liberty Group Operating, Inc., Liberty Group Publishing, Inc., Citicorp     Exhibit 10.14 included on the
              USA, Inc. Citibank N.A. DB Banc Alex Brown, LLC, Wells Fargo Bank,          Company's 2000 10-K.
              N.A., and Bank of America, N.A.

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

10.21         Asset Purchase Agreement, dated as of June 29, 2000, by and between         Incorporated by reference to
              Midwest Publishing Statutory Trust and Liberty Group Michigan Holdings,     Exhibit 2.1 included on the
              Inc.                                                                        Company's 8-K filed on July 14,
                                                                                          2000.

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

*10.25        Liberty Group Publishing, Inc.'s Executive Benefit Plan.                    Incorporated by reference to
                                                                                          Exhibit 10.11 included on the
                                                                                          Company's 1998 10-K.

*10.26        Liberty Group Publishing, Inc.'s Executive Deferral Plan.                   Incorporated by reference to
                                                                                          Exhibit 10.12 included on the
                                                                                          Company's 1998 10-K.

*10.27        Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                    Incorporated by reference to
                                                                                          Exhibit 10.15 included on the
                                                                                          Company's 1999 10-K.

 10.28        First Amendment to Amended and Restated Revolving Credit                    Incorporated by reference to
              Facility dated on May 10, 2001, between Liberty Group                       Exhibit 99 included on the
              Operating, Inc. (Borrower), Liberty Group Publishing, Inc.                  Company's March 31, 2001 10-Q.
              (Holdings), the Lenders, Citibank, N.A. (Issuing Bank) and
              Citicorp, USA, Inc. (Administrative Agent).

 10.29        First Supplemental Indenture dated December 13, 2001, between               Included herewith.
              Liberty Group Publishing, Inc. and State Street Bank and Trust
              Company (Trustee).

 10.30        Second Amendment to Credit Agreement and Limited Waiver dated               Included herewith.
              December 14, 2001 between Liberty Group Operating, Inc.
              (Borrower), Liberty Group Publishing, Inc. (Holdings), the
              Lenders, Citibank, N.A. (Issuing Bank) and Citicorp USA, Inc.
              (Administrative Agent).

21            Subsidiaries of Liberty Group Publishing, Inc.                              Included herewith.

------------------
*     Management Contract/Compensatory Plan or Arrangement

The Company has agreed to furnish to the Commission, upon request, a copy of each agreement defining the rights of holders of long-term debt not filed herewith in reliance upon the exemption from filing applicable to any such agreement pursuant to which the total amount of securities authorized does not exceed 10% of the total consolidated assets of the Company.