Form 10-Q
period 2002-09-30
LIBERTY GROUP PUBLISHING INC
filed 2002-11-14
CIK 1056464

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
    SEPTEMBER 30, 2002                                333-46957

                         LIBERTY GROUP PUBLISHING, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  36-4197635
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                  identification no.)

3000 DUNDEE ROAD, SUITE 203 NORTHBROOK, ILLINOIS        60062
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

                                 Yes [X] No [ ]

     The number of shares outstanding of the Company's common stock as of November 14, 2002: 2,158,833 shares.

================================================================================

                                TABLE OF CONTENTS


                                                                           PAGE
PART I -- FINANCIAL INFORMATION
Item 1             Financial Statements
                   Consolidated Balance Sheets at September 30, 2002
                     (Unaudited) and December 31, 2001....................    3
                   Unaudited Consolidated Statements of Operations for
                     the Three and Nine Months Ended September 30, 2002
                     and 2001.............................................    4
                   Unaudited Consolidated Condensed Statements of Cash
                     Flows for the Nine Months Ended September 30, 2002
                     and 2001.............................................    5
                   Notes to the Unaudited Interim Consolidated
                     Financial Statements.................................    6
Item 2             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................    9
Item 3             Quantitative and Qualitative Disclosures about
                     MarketRisk...........................................   13
Item 4             Controls and Procedures................................   13
PART II -- OTHER INFORMATION
Item 1             Legal Proceedings......................................   15
Item 2             Changes in Securities and Use of Proceeds..............   15
Item 3             Defaults Upon Senior Securities........................   15
Item 4             Submission of Matters to a Vote of Security Holders....   15
Item 5             Other Information......................................   15
Item 6             Exhibits and Reports on Form 8-K.......................   15
Signature Page............................................................   16
Certifications............................................................   17

ITEM 1. FINANCIAL STATEMENTS

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               SEPTEMBER 30        DECEMBER 31,
                                                                                                  2002                2001
                                                                                               ------------        ------------
                                                                                               (UNAUDITED)          (AUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents .........................................................          $   4,733           $   1,474
   Accounts receivable, net of allowance for doubtful accounts of $1,518
      and $1,458 at September 30, 2002 and December 31, 2001, respectively ...........             19,946              21,398
   Inventory .........................................................................              2,373               2,824
   Prepaid expenses ..................................................................              2,086               1,602
   Other current assets ..............................................................                 58                  25
                                                                                                ---------           ---------
Total current assets .................................................................             29,196              27,323
   Property, plant and equipment, net ................................................             49,049              52,536
   Goodwill ..........................................................................            185,488             196,061
   Intangible assets, net ............................................................            236,756             256,357
   Deferred financing costs, net .....................................................              8,516               9,924
   Deferred offering costs ...........................................................              1,459                  --
   Other assets......................................................................                 213                 336
                                                                                                ---------           ---------
Total assets .........................................................................          $ 510,677           $ 542,537
                                                                                                =========           =========
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of Term Loan B ....................................................          $   1,000           $   1,000
   Current portion of long-term liabilities ..........................................                758                 981
   Accounts payable ..................................................................              1,935               2,244
   Accrued expenses ..................................................................             12,166              13,394
   Deferred revenue ..................................................................              8,591               9,217
                                                                                                ---------           ---------
Total current liabilities ............................................................             24,450              26,836
Long-term liabilities:
   Borrowings under revolving credit facility ........................................              7,000              42,950
   Term loan B, less current portion .................................................             96,500              97,500
   Long-term liabilities, less current portion .......................................              1,315               1,518
   Senior subordinated notes .........................................................            180,000             180,000
   Senior discount debentures, redemption value $89,000 ..............................             85,716              78,740
   Deferred income taxes .............................................................             27,351              24,586
                                                                                                ---------           ---------
Total liabilities ....................................................................            422,332             452,130
Mandatorily redeemable preferred stock:
   Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock,
      $0.01 par value, 21,000,000 shares authorized, 3,458,448 and 3,102,430 shares issued and outstanding at September 30, 2002 and December 31,
      2001, respectively. Aggregate involuntary liquidation preference $25
      plus accrued dividends..........................................................             88,587              79,467
   Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par value,
      250,000 shares authorized, 104,442 and 96,984 shares issued and
      outstanding at September 30, 2002 and December 31, 2001, respectively ..........            106,182              98,601
                                                                                                ---------           ---------
Total mandatorily redeemable preferred stock .........................................            194,769             178,068
Stockholders' deficit:
   Common stock, $0.01 par value, 2,655,000 shares authorized, and 2,185,177 shares
   issued and 2,158,833 shares outstanding at September 30, 2002 and December 31, 2001                 22                  22
   Additional paid in capital ........................................................             16,444              16,444
   Notes receivable ..................................................................               (907)               (987)
   Accumulated deficit ...............................................................           (121,802)           (102,959)
   Treasury stock at cost, 26,344 shares at September 30, 2002 and December 31, 2001 .               (181)               (181)
                                                                                                ---------           ---------
Total stockholders' deficit ..........................................................           (106,424)            (87,661)
                                                                                                ---------           ---------
Total liabilities and stockholders' deficit ..........................................          $ 510,677           $ 542,537
                                                                                                =========           =========

See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                -----------------------------       ----------------------------
                                                                   2002              2001              2002             2001
                                                                -----------       -----------       -----------      -----------
REVENUES:
   Advertising .......................................          $    36,787       $    36,954       $   109,313      $   110,435
   Circulation .......................................                8,447             8,493            24,984           24,827
   Job printing and other ............................                3,242             3,340             9,361           10,749
                                                                -----------       -----------       -----------      -----------
Total revenues .......................................               48,476            48,787           143,658          146,011
OPERATING COSTS AND EXPENSES:
   Operating costs ...................................               22,587            23,805            66,539           73,095
   Selling, general and administrative ...............               14,042            13,973            40,814           41,604
   Depreciation and amortization .....................                4,469             5,622            13,342           16,107
                                                                -----------       -----------       -----------      -----------
Income from operations ...............................                7,378             5,387            22,963           15,205
Interest expense .....................................                8,301             9,503            25,052           29,328
Amortization of deferred financing costs .............                  482               498             1,445            1,494
Impairment of other assets ...........................                  223                --               223               --
                                                                -----------       -----------       -----------      -----------
Loss from continuing operations before income taxes
   and cumulative effect of change in accounting
   principle .........................................               (1,628)           (4,614)           (3,757)         (15,617)
Income tax expense (benefit) .........................                4,257              (50)             1,278              298
                                                                -----------       -----------       -----------      -----------
Loss from continuing operations before cumulative
   effect of change in accounting principle ..........               (5,885)           (4,564)           (5,035)         (15,915)
Income from discontinued operations, net of tax ......                   --               408             4,342            1,155
                                                                -----------       -----------       -----------      -----------

Loss before cumulative effect of change in accounting
   principle .........................................               (5,885)           (4,156)             (693)         (14,760)
Cumulative effect of change in accounting principle,
   net of tax ........................................                   --                --            (1,449)              --
                                                                -----------       -----------       -----------      -----------
Net loss .............................................               (5,885)           (4,156)           (2,142)         (14,760)
Dividends on preferred stock .........................                5,740             5,072            16,701           14,758
                                                                -----------       -----------       -----------      -----------
Net loss available to common stockholders ............          $   (11,625)      $    (9,228)      $   (18,843)     $   (29,518)
                                                                ===========       ===========       ===========      ===========
Basic and diluted weighted average shares outstanding             2,158,833         2,164,663         2,158,833        2,175,611
Basic and diluted earnings (loss) per common share:
   Loss from continuing operations
       before accounting change ......................          $     (5.38)      $     (4.45)      $    (10.07)     $    (14.10)
   Discontinued operations, net of tax ...............                   --              0.19              2.01             0.53
   Cumulative effect of change in accounting
       principle .....................................                   --                --             (0.67)              --
                                                                -----------       -----------       -----------      -----------
   Net loss available to common stockholders per share          $     (5.38)      $     (4.26)      $     (8.73)     $    (13.57)
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

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                  ---------------------------
                                                                                                    2002               2001
                                                                                                  --------           --------
Cash flows from operating activities:
   Net loss ............................................................................          $ (2,142)          $(14,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization .......................................................            13,342             16,107
   Amortization of deferred financing costs ............................................             1,445              1,494
   Accretion of senior discount debentures .............................................             6,976              6,230
   Non-cash compensation ...............................................................                80                 77
   Loss on sale of fixed assets ........................................................               333                 --
   Impairment of other assets ..........................................................               223                 --
   Income from discontinued operations, net of tax .....................................            (4,342)            (1,155)
   Cumulative effect of change in accounting principle, net of tax .....................             1,449                 --
Changes in assets and liabilities, net of acquisitions and dispositions:
   Working capital-net .................................................................              (518)            (4,440)
   Deferred offering costs .............................................................            (1,459)                --
   Other assets ........................................................................              (100)                --
                                                                                                  --------           --------
Net cash provided by operating activities ..............................................            15,287              3,553
                                                                                                  --------           --------
Cash flows from investing activities:
   Purchases of property, plant, and equipment .........................................            (1,673)            (2,349)
   Proceeds from sale of publications and fixed assets .................................            27,021                 --
   Acquisitions, net of cash acquired ..................................................                --               (561)
                                                                                                  --------           --------
Net cash provided by (used in) investing activities ....................................            25,348             (2,910)
                                                                                                  --------           --------
Cash flows from financing activities:
   Net borrowings (repayments) under amended credit facility ...........................           (36,950)             1,495
   Payments on long term debt and liabilities ..........................................              (426)            (1,417)
                                                                                                  --------           --------
Net cash provided by (used in) financing activities ....................................           (37,376)                78
                                                                                                  --------           --------
   Net increase in cash and cash equivalents ...........................................             3,259                721
   Cash and cash equivalents, at beginning of period ...................................             1,474              1,036
                                                                                                  --------           --------
   Cash and cash equivalents, at end of period .........................................          $  4,733           $  1,757
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

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, of a normal recurring nature and are necessary to present a fair statement of the results of the interim periods presented. The accompanying interim consolidated financial statements as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and September 30, 2001 should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

(2)  RECLASSIFICATIONS

     Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the 2002 presentation, which include the effect of discontinued operations and the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs.

(3)  INTANGIBLE ASSETS

     As of January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. Upon initial adoption of SFAS No. 142 on January 1, 2002, the Company concluded that its advertiser and subscriber relationship intangible assets did not meet the criteria for recognition apart from goodwill. As a result, the Company reclassified $233,793 of advertiser and subscriber relationship intangible assets into goodwill. However, based on the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," the Company has subsequently concluded that its advertiser and subscriber relationship intangibles do meet the criteria for recognition apart from goodwill under SFAS No. 142. Therefore, the reclassification into goodwill has been reversed as of January 1, 2002 and the advertiser and subscriber relationship intangible assets will continue to be amortized. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and it's current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets were 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002.

     The Company plans to amend its previously filed first and second quarter 2002 Form 10-Qs to reflect the change in its adoption of SFAS No. 142 as of January 1, 2002 and to reflect the change in amortization periods. Originally reported and amended net income (loss) for the quarter ended March 31, 2002 were $1,691 and $3,755 (including tax benefit of $4,332), respectively, and for the quarter ended June 30, 2002 were $1,899 and $(209) (including tax benefit of $160), respectively.

     Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three and nine months ended September 30, 2001 includes $1,453 and $4,359, respectively, of amortization of goodwill and mastheads that are not included in results for the three and nine months ended September 30, 2002 due to the implementation of SFAS No. 142.

     The effect on the Company's net loss and basic and diluted net loss per share as a result of the revised adoption of SFAS No. 142 is as follows:


                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                               ---------------------------    ---------------------------
                                                                 2002              2001         2002               2001
                                                               --------           --------    --------           --------
Reported net income (loss) .................................   $ (5,885)          $ (4,156)   $ (2,142)          $(14,760)
Add back: Goodwill amortization ............................         --              1,344          --              4,032
Add back: Masthead amortization (change in useful life) ....         --                109          --                327
Adjust: Advertiser relationship (change in useful life) ....         --               (406)         --             (1,218)
Adjust: Subscriber relationship (change in useful life) ....         --               (253)         --               (759)
                                                               --------           --------    --------           --------
Adjusted net income (loss) .................................   $ (5,885)          $ (3,362)   $ (2,142)          $(12,378)
                                                               ========           ========    ========           ========

                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                              -----------------------     -----------------------
                                                                               2002             2001       2002             2001
                                                                              ------           ------     ------           ------
Basic and diluted net loss available to common stockholders per share:
Reported net loss available to common stockholders per share ..............   $(5.38)          $(4.27)    $(8.73)          $(13.67)
Goodwill amortization .....................................................       --             0.62         --              1.87
Masthead amortization (change in useful life) .............................       --             0.05         --              0.15
Advertiser relationships (change in useful life)...........................       --            (0.19)        --             (0.56)
Subscriber relationships (change in useful life)...........................       --            (0.12)        --             (0.35)
                                                                              ------           ------     ------           -------
Adjusted net loss available to common stockholders per share ..............   $(5.38)          $(3.91)    $(8.73)          $(12.56)
                                                                              ======           ======     ======           =======


                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


                                                             AS OF SEPTEMBER 30, 2002
                                                             ------------------------
                                               GROSS CARRYING     ACCUMULATED       NET CARRYING
                                                   AMOUNT        AMORTIZATION         AMOUNT
                                               --------------    ------------       ------------
Amortized Intangible Assets:
   Non-compete agreements ..............          $ 17,536          $ 15,166          $  2,370
   Advertiser relationships ............           195,019            21,385           173,634
   Subscriber relationships ............            51,451             7,249            44,202
                                                  --------          --------          --------
Total ..................................          $264,006          $ 43,800          $220,206
                                                  ========          ========          ========
Non-amortized Intangible Assets:
   Goodwill ............................          $185,488
   Mastheads ...........................            16,550
                                                  --------
Total ..................................          $202,038
                                                  ========


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2002                 SEPTEMBER 30, 2002
                                                             ------------------                 ------------------
Aggregate Amortization Expense: .......................          $  3,219                           $  9,441
                                                                 ========                           ========
Estimated Amortization Expense:
   For the three months ending December 31, 2002 ......          $  3,266
   For the year ending December 31, 2003 ..............             9,825
   For the year ending December 31, 2004 ..............             9,134
   For the year ending December 31, 2005 ..............             9,134
   For the year ending December 31, 2006 ..............             9,134
   Thereafter .........................................           179,713

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of January 1, 2002 ..............................          $ 196,061
Impairment losses ..........................................             (2,231)
Goodwill related to sale of property .......................             (8,342)
                                                                      ---------
Balance as of September 30, 2002 ...........................          $ 185,488
                                                                      =========

     Properties will be tested for impairment in the fourth quarter of 2002 after the Company's annual budgeting process. After the Company's initial impairment test, it was determined that operating profits and cash flows for nine properties were lower in the first quarter of 2002 than what the Company had forecasted when the properties were acquired. In the first quarter of 2002, a pre-tax goodwill and masthead impairment loss of $2,375 was recognized. The loss, which was $1,449, net of tax, was reported in the Company's consolidated statement of operations as a cumulative effect of change in accounting principle. The fair values of the properties were determined based on multiples of revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) used in recent transactions for similar properties.

(4)  DISCONTINUED OPERATIONS

     The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26,510. The net book value of the assets was $19,393, resulting in a pre-tax gain of $7,117, or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the assets has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the disposition as a discontinued operation. Discontinued operations for the nine months ended September 30, 2002, consisted of the gain on sale of the publications. For the quarter and nine months ended September 30, 2001, income from discontinued operations, net of zero income taxes, was $408 and $1,155, respectively, and represented the operating results of the publications sold.

(5)  LOSS PER SHARE

     Loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed based on the weighted-average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss available to common stockholders for the three and nine month periods ended September 30, 2002 and 2001, potentially dilutive securities have not been included in the shares used to compute net loss available to common stockholders per share.

     Had the Company reported net income for the three and nine month periods ended September 30, 2002, the weighted average number of shares outstanding for those periods would have potentially been diluted by 26,575 stock options outstanding during the periods. Had the Company reported net income for the three and nine month periods ended September 30, 2001, the weighted-average number of shares outstanding for those periods would have potentially been diluted by 35,625 stock options outstanding during the periods.

     A reconciliation of the amounts used in the basic and diluted earnings per share computations is as follows (in thousands, except share and per share data):


                                                           FOR THE THREE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30, 2002                      SEPTEMBER 30, 2001
                                                     ---------------------------------------   ------------------------------------

                                                       INCOME        SHARES        PER SHARE     INCOME        SHARES     PER SHARE
                                                     (NUMERATOR)  (DENOMINATOR)     AMOUNT     (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                     -----------  -------------    ---------   -----------  ------------- ---------
Loss from continuing operations before
     accounting change ..........................     $ (5,885)                                 $ (4,564)
Less: Preferred stock dividends .................     $ (5,740)                                 $ (5,072)
                                                      --------                                  ========
Basic and diluted loss from continuing operations
     before accounting change available to common
     stockholders ...............................     $(11,625)    2,158,833       $ (5.38)     $ (9,636)      2,164,663   $ (4.45)
                                                      ========                     =======      ========                   =======



                                                           FOR THE NINE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2002                      SEPTEMBER 30, 2001
                                                     ---------------------------------------   ------------------------------------

                                                       INCOME        SHARES        PER SHARE     INCOME        SHARES     PER SHARE
                                                     (NUMERATOR)  (DENOMINATOR)     AMOUNT     (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                     -----------  -------------    ---------   -----------  ------------- ---------
Loss from continuing operations before
     accounting change ..........................    $  (5,035)                                $ (15,915)
Less: Preferred stock dividends .................    $ (16,701)                                $ (14,758)
                                                     ---------                                 =========
Basic and diluted loss from continuing operations
     before accounting change available to common
     stockholders ...............................    $ (21,736)     2,158,833      $(10.07)    $ (30,673)      2,175,611   $(14.10)
                                                     =========                     =======     =========                   =======


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

     The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At September 30, 2002, the Company owned and operated 318 publications in 17 states. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market.

     The Company's portfolio of publications is comprised of 66 paid daily newspapers and 142 paid non-daily newspapers. In addition, the Company publishes 110 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content that the Company distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling, general and administrative expenses consist primarily of labor costs.

     On January 7, 2002, the Company disposed of the assets of six related publications (acquired in 1999) in one transaction for proceeds of $26.5 million (the "Disposition"). Accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the Disposition as a discontinued operation.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     Total Revenues. Total revenues for the quarter ended September 30, 2002 decreased by $0.3 million, or 0.6%, to $48.5 million from $48.8 million for the quarter ended September 30, 2001. The decrease in total revenues was comprised of a $0.2 million decrease in advertising revenue, a nominal decrease in circulation revenue and a $0.1 million decrease in job printing and other revenue. The advertising and printing revenue decrease was primarily driven by lower classified recruitment and printing revenues in the Chicago suburban market. The classified advertising decrease was partially offset by an increase in preprint and national advertising revenues. Total revenues for the nine months ended September 30, 2002 decreased by $2.3 million, or 1.6%, to $143.7 million from $146.0 million for the nine months ended September 30, 2001. The decrease in total revenues was comprised of a $1.1 million decrease in advertising revenue, a $0.2 million increase in circulation revenue and a $1.4 million decrease in job printing and other revenue. The advertising and printing revenue decrease was primarily driven by lower classified recruitment and printing revenues in the Chicago suburban market, as well as the discontinuation of two lower margin print jobs in the Company's community markets. The classified advertising decrease was partially offset by an increase in preprint and national advertising revenues.

     Operating Costs. Operating costs for the quarter ended September 30, 2002 decreased $1.2 million, or 5.1%, to $22.6 million from $23.8 million for the quarter ended September 30, 2001. This decrease was primarily due to lower newsprint, labor and delivery costs. The decrease in labor was primarily due to a reduction in operating staff. As a percentage of total revenues for the quarter ended September 30, 2002, operating costs decreased to 46.6% from 48.8% for the quarter ended September 30, 2001. Operating costs for the nine months ended September 30, 2002 decreased by $6.6 million to $66.5 million from $73.1 million for the nine months ended September 30, 2001. This decrease was primarily due to lower newsprint, labor and delivery costs. The decrease in labor was primarily due to a reduction in operating staff. As a percentage of total revenues for the nine months ended September 30, 2002, operating costs decreased to 46.3% from 50.1% for the nine months ended September 30, 2001.

     Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 2002 increased by $0.1 million from the quarter ended September 30, 2001 primarily due to higher insurance and performance based incentive costs, partially offset by lower labor costs resulting from reductions in administrative staff. As a percentage of total revenues, selling, general and administrative expenses increased to 29.0% for the quarter ended September 30, 2001 from 28.6% for the quarter ended September 30, 2002. For the nine months ended September 30, 2002, selling, general and administrative expenses decreased by $0.8 million to $40.8 million from $41.6 million for the nine months ended September 30, 2001 primarily due to lower labor costs resulting from reductions in administrative staff. As a percentage of total revenues, selling, general and administrative expenses decreased from 28.5% for the nine months ended September 30, 2001 to 28.4% for the nine months ended September 30, 2002.

     EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from operations plus depreciation and amortization) for the quarter ended September 30, 2002 increased by $0.8 million to $11.8 million from $11.0 million for the quarter ended September 30, 2001. The increase in EBITDA during the quarter ended September 30, 2002 was primarily due to lower newsprint, delivery and labor costs from reduced headcount partially offset by lower revenues. For the nine months ended September 30, 2002, EBITDA increased $5.0 million to $36.3 million from $31.3 million for the nine months ended September 30, 2001. The increase in EBITDA for the nine months ended September 30, 2002 was primarily due to lower newsprint, delivery and labor costs from reduced headcount partially offset by lower revenues. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in its industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of the Company's EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to the Company for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use.

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                             ------------------------          ------------------------
                                              2002             2001             2002             2001
                                             -------          -------          -------          -------
Income from operations ............          $ 7,378          $ 5,387          $22,963          $15,205
Depreciation and amortization .....            4,469            5,622           13,342           16,107
                                             -------          -------          -------          -------
   EBITDA .........................          $11,847          $11,009          $36,305          $31,312
                                             =======          =======          =======          =======

     Depreciation and Amortization. As of January 1, 2002, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. Upon initial adoption of SFAS No. 142 on January 1, 2002, the Company concluded that its advertiser and subscriber relationship intangible assets did not meet the criteria for recognition apart from goodwill. As a result, the Company reclassified $233.8 million of advertiser and subscriber relationship intangible assets into goodwill. However, based on the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination," the Company has subsequently concluded that its advertiser and subscriber relationship intangibles do meet the criteria for recognition apart from goodwill under SFAS No. 142. Therefore, the reclassification into goodwill has been reversed as of January 1, 2002 and the advertiser and subscriber relationship intangible assets will continue to be amortized. The reclassification and adjustment of useful lives had no impact on the Company's cash flow. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets were 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002.

     Depreciation and amortization expense for the quarter ended September 30, 2002 decreased by $1.1 million to $4.5 million from $5.6 million for the quarter ended September 30, 2001 as a result of the adoption of SFAS No. 142. The Company recorded $3.2 million in amortization of intangible assets for the quarter ended September 30, 2002, compared with $3.9 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, depreciation and amortization expense decreased by $2.8 million to $13.3 million from $16.1 million for the nine months ended September 30, 2001 as a result of the adoption of SFAS No. 142. For the nine months ended September 30, 2002, the Company recorded $9.4 million in amortization of intangible assets, compared with $11.6 million for the nine months ended September 30, 2001. The Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three and nine months ended September 30, 2001 includes $1.5 million and $4.4 million, respectively, of amortization of goodwill and mastheads that are not included in results for the three and nine months ended September 30, 2002 due to the implementation of SFAS No. 142. Additionally, advertiser and subscriber relationship intangible assets were amortized over 40 and 33 years, respectively. For the three and nine months ended September 30, 2002 as compared to 30 and 20 years, respectively, for the three and nine months ended September 30, 2001.

     Interest Expense. Interest expense (including amortization of deferred financing costs) for the quarter ended September 30, 2002 decreased by $1.2 million to $8.8 million from $10.0 million for the quarter ended September 30, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition, increased cash flow from operations and lower interest rates. For the nine months ended September 30, 2002, interest expense decreased $4.3 million to $26.5 million from $30.8 million for the nine months ended September 30, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition, increased cash flow from operations and lower interest rates.

     Income Tax Expense (Benefit). Income tax expense for the quarter ended September 30, 2002 increased by $4.3 million from the quarter ended September 30, 2001. The increase in income tax expense was due to higher state and local income taxes, an increase in the Company's income from operations, and a change in the Company's effective tax rate for 2002. For the nine months ended September 30, 2002, the income tax expense was $1.3 million compared to income tax expense of $0.3 million for the nine months ended September 30, 2001. During the fourth quarter of 2001, a portion of the Company's senior discount debentures were purchased in the open market at a discount by related parties. This transaction resulted in a deemed cancellation and reissuance of the debentures for Federal income tax purposes, and thus a portion of the discount and interest relating to these debentures will not be deductible for Federal income tax purposes.

     Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, the Company performed an initial impairment test of its properties in the first quarter of 2002. As a result of this test, the Company determined that operating profits and cash flows for nine of its properties were lower in the first quarter of 2002 than what the Company had forecasted when the properties were first acquired. As a result, an after-tax goodwill and masthead impairment loss of $1.4 million, or $2.4 million pre-tax, was recorded in the quarter ended March 31, 2002. Impairment will be tested again in the fourth quarter after the Company's annual budgeting process.

     Discontinued Operations. For the nine months ended September 30, 2002, the Company recorded an after-tax gain of $4.3 million as a result of the Disposition in which the Company sold assets with a net book value of $19.4 million for a pre-tax gain of $7.1 million. The Company's income from discontinued operations for the quarter and nine months ended September 30, 2001 was $0.4 million and $1.2 million, respectively.

     Net Loss. The Company recorded a net loss of $5.9 million for the quarter ended September 30, 2002, compared to a net loss of $4.2 million for the quarter ended September 30, 2001. The $1.7 million increase in net loss was primarily attributable to increased income taxes and was partially offset by lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs. For the nine months ended September 30, 2002, the Company recorded a net loss of $2.1 million compared to a net loss of $14.8 million for the nine months ended September 30, 2001. The $12.7 million decrease in net loss was primarily attributable to an after-tax gain of $4.3 million on the Disposition and lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs, partially offset by lower revenues, higher income taxes and the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities. Cash provided by operating activities for the nine months ended September 30, 2002 increased by $11.7 million to $15.3 million, compared with $3.6 million for the nine months ended September 30, 2001. The increase was primarily due to increased EBITDA and a decrease in interest rates and borrowing levels.

     Cash Flows from Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2002 primarily reflects the Disposition partially offset by capital expenditures. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company intends to continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and new markets.

     Cash Flows from Financing Activities. Cash used in financing activities for the nine months ended September 30, 2002 reflects the reduction of indebtedness under the Company's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A., with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

     Liquidity. The Company's principal sources of funds have been, and are expected to continue to be, cash provided by operating activities and borrowings under the Amended Credit Facility. The Amended Credit Facility provides for a $100.0 million principal amount Term Loan B that matures in March 2007 and a revolving credit facility with a $135.0 million aggregate commitment amount available, including a $10.0 million sub-facility for letters of credit, that matures in March 2005. The Amended Credit Facility is secured by a first-priority security interest in substantially all of the tangible and intangible assets of Operating Company, the Company and all of the Company's other present and future direct and indirect subsidiaries. Operating Company is the borrower under the Amended Credit Facility, and the loans under the Amended Credit Facility are guaranteed, subject to specified limitations, by the Company and all of the future direct and indirect subsidiaries of Operating Company and the Company. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its financial obligations for the foreseeable future. The Company is dependent upon the cash flows of the Operating Company and its subsidiaries to fund the repayment of its borrowings and the redemption requirements under its preferred stock agreements.

    On May 10, 2001, the Company entered into the First Amendment to its Amended Credit Facility (the "Amendment"). The Amendment decreased the aggregate commitment available under the revolving credit facility from $175.0 million to $135.0 million and amended the Cash Interest Coverage Ratio and Senior Leverage Ratio. Under the terms of the Amended Credit Facility, the Company is required to permanently reduce the Term Loan B and/or the revolving commitment amount with Disposition proceeds in excess of $1.5 million if the proceeds are not reinvested in Permitted Acquisitions (as defined under the Amended Credit Facility) within 300 days of receipt of such proceeds. On October 23, 2002, the Company repaid $25.0 million principal amount of the Term Loan B with the proceeds from the Disposition. The proceeds of the Disposition were initially used to reduce the outstanding amount under the revolving credit facility and the Company reborrowed such amounts under the revolving credit facility in connection with the repayment of the Term Loan B.

     LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Interest expense for the nine months ended September 30, 2002 was $26.5 million, including non-cash interest of $7.0 million and amortization of deferred financing costs of $1.4 million. The degree to which LGP is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the 9 3/8% Senior Subordinated Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (5) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (6) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

     As of September 30, 2002, the aggregate outstanding principal amount of the Company's senior subordinated notes was $180.0 million and the accreted principal amount of the Company's senior discount debentures was approximately $85.7 million.

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

     Safe Harbor Provision. This Form 10-Q contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) the Company's dependence on local economies and vulnerability to general economic conditions;
(2) the Company's substantial indebtedness; (3) the Company's holding company structure; (4) the Company's ability to implement its acquisition strategy; (5) the Company's competitive business environment, which may reduce demand for advertising; and (6) the Company's ability to attract and retain key employees. For purposes of this Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Except to the extent required by the federal securities laws and rules and regulations of the Securities and Exchange Commission, the Company has no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of the Company's contractual cash obligations as of September 30, 2002:


                                         2002          2003          2004         2005         2006        THEREAFTER      TOTAL
                                       --------      --------      --------     --------      --------     ----------     --------
                                                                           (IN THOUSANDS)
9 3/8% senior subordinated notes ....  $     --      $     --      $     --     $     --            --      $180,000      $180,000
11 5/8% senior discount debentures ..        --            --            --           --            --        85,716        85,716
Term Loan B .........................        --         1,000         1,000       36,125        47,500        11,875        97,500
Revolving credit facility ...........        --            --            --        7,000            --            --         7,000
Non-compete payments ................        58           382           282          282           177           406         1,587
Real estate lease payments ..........       130           326           244          199           139            84         1,122
Finder fee payments .................       350           125            --           --            --            --           475
Other ...............................         3             4             4           --            --            --            11
                                       --------      --------      --------     --------      --------      --------      --------
                                       $    541      $  1,837      $  1,530     $ 43,606      $ 47,816      $278,081      $373,411
                                       ========      ========      ========     ========      ========      ========      ========

RELATED PARTY TRANSACTIONS

     The Company paid $370,000 in management fees for each of the quarters ended September 30, 2002 and 2001 to Leonard Green & Partners, L.P. The Company is also obligated to pay other fees to Leonard Green & Partners, L.P. of $475,000, of which $350,000 will be paid this year and the remaining $125,000 will be paid in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At September 30, 2002, the Company had borrowings outstanding of $7.0 million under the revolving credit facility (without giving effect to approximately $1.2 million of outstanding letters of credit as of such date) and $97.5 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.3 million based on the amount outstanding at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

     The Company is involved from time to time in legal proceedings relating to claims arising out of its operations in the ordinary course of business. The Company is not party to any legal proceedings that, in the opinion of its management, are reasonably expected to have a material adverse effect on the Company's business, financial condition or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     Form 8-K filed August 14, 2002 reporting that each of the Chief Executive Officer, Kenneth L. Serota, and the Chief Financial Officer, Daniel D. Lewis, of Liberty Group Publishing, Inc. submitted to the Securities and Exchange Commission sworn statements pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GROUP PUBLISHING, INC.


/s/ KENNETH L. SEROTA
--------------------------------------------
Kenneth L. Serota
President, Chief Executive Officer and
Chairman of the Board of Directors
(principal executive officer)


/s/ DANIEL D. LEWIS
--------------------------------------------
Daniel D. Lewis
Chief Financial Officer
(principal financial and accounting officer)

Date: November 14, 2002

CERTIFICATION

I, Kenneth L. Serota, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Liberty Group Publishing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date:  November 14, 2002

                                       /s/ KENNETH L. SEROTA
                                       ----------------------------------
                                       Name:   Kenneth L. Serota
                                       Title:  President, Chief Executive
                                               Officer and Chairman of the
                                               Board of Directors

CERTIFICATION

I, Daniel D. Lewis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Liberty Group Publishing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date:  November 14, 2002

                                             /s/ DANIEL D. LEWIS
                                             -------------------------------
                                             Name:   Daniel D. Lewis
                                             Title:  Chief Financial Officer