Form 10-K/A
period 2001-12-31
LIBERTY GROUP PUBLISHING INC
filed 2002-11-26
CIK 1056464

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 |X| FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      |_| FOR THE TRANSITION PERIOD FROM TO


                        COMMISSION FILE NUMBER: 333-46957
                         LIBERTY GROUP PUBLISHING, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            36-4197635
 (State or Other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

  3000 DUNDEE ROAD, SUITE 203                                      60062
      NORTHBROOK, ILLINOIS                                      (Zip Code)
 (Address of principal offices)

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

================================================================================

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K for Liberty Group Publishing, Inc. for the year ended December 31, 2001 is being filed to, among other things, include a definition of EBITDA and to make certain other changes with respect to the presentation of EBITDA in the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 2, 2002.

     This Report speaks as of the date of the original filing, and the Company has not updated the disclosures in this Report to speak as of a later date.

                                TABLE OF CONTENTS



                                                     PART I

Item 1.   Business.............................................................................................2
Item 2.   Properties..........................................................................................16
Item 3.   Legal Proceedings...................................................................................16
Item 4.   Submission of Matters to a Vote of Security Holders.................................................16

                                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................17
Item 6.   Selected Financial Data.............................................................................17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............20
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........................................26
Item 8.   Financial Statements and Supplementary Data.........................................................27
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................27

                                                    PART III

Item 10.  Directors and Officers of the Registrant............................................................28
Item 11.  Executive Compensation..............................................................................30
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................34
Item 13.  Certain Relationships and Related Transactions......................................................35

                                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K......................................36

          (a)  Consolidated Financial Statements, Financial Statement Schedule and Exhibits
          (b)  Reports on Form 8-K

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This amended Annual Report contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) the Company's dependence on local economies and vulnerability to general economic conditions; (2) the Company's substantial indebtedness; (3) the Company's holding company structure;
(4) the Company's ability to implement its acquisition strategy; (5) the Company's competitive business environment, which may reduce demand for advertising; and (6) the Company's ability to attract and retain key employees. For purposes of this amended Annual Report, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 1.  BUSINESS

OVERVIEW

         Liberty Group Publishing, Inc. ("LGP" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for its wholly owned subsidiary, Liberty Group Operating, Inc. ("Operating Company," "LGO," or "Registrant's Subsidiary"). The consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2001, the Company owned and operated 328 publications in 17 states. The Company's 2001 total revenues were derived from advertising (75%), circulation (18%) and job print and other (7%). The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has increased revenues and income from operations since 1998 primarily by acquiring new publications, saturating existing markets and aggressively pursuing cost reduction opportunities.

         The Company's newspapers are comprised of 67 paid daily newspapers and 147 paid non-daily newspapers. In addition, the Company publishes 114 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content. TMC publications are distributed free of charge and generally provide 100% penetration in their areas of distribution. The Company believes that its paid newspapers, together with its free circulation and TMC publications, are an effective medium for advertisers to reach substantially all of the households in the markets served by the Company. The Company's publications focus on local content, including coverage of local youth, high school and college sports, as well as local business, politics, entertainment and cultural news. Each of the Company's publications is tailored to its market in order to provide local content that radio, television and large metropolitan newspapers are generally unable to provide on a cost-effective basis because of their broader geographic coverage.

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

         The Initial Acquisition, including the payment of related fees and expenses, was financed from: (1) proceeds of $180.0 million from the issuance and sale of LGO's 9 3/8% Senior Subordinated Notes due February 1, 2008 (the "Notes"); (2) proceeds of $50.5 million from the issuance and sale of LGP's
11 5/8% Senior Discount Debentures due February 1, 2009 (the "Debentures"); (3) proceeds of $45.0 million from the issuance and sale of LGP's 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock, liquidation preference $25 per share (the "Senior Preferred Stock"); (4) proceeds of $49.0 million from the issuance and sale of LGP's Series B 10% Junior Redeemable Cumulative Preferred Stock ("Junior Preferred Stock"); and (5) proceeds of $8.0 million from the issuance and sale of shares of LGP's common stock, par value $0.01 per share (the "Common Stock").

         The Company has accounted for the Initial Acquisition using the purchase method of accounting. Accordingly, the costs of the Initial Acquisition have been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations. The fair values of certain identifiable intangible assets acquired are being amortized over periods ranging from five to 40 years. Through the end of 2001, any goodwill allocated to the Initial Acquisition was amortized over 40 years. Beginning in 2002, and for subsequent years, the Company will discontinue this goodwill amortization in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policy Disclosure").

         Prior to the Initial Acquisition, the Company operated as a business unit of APC ("the Predecessor") and as such did not file separate tax returns. The income tax provision included in the Predecessor's financial data, included in Item 6. "Selected Financial Data," was computed as if the Predecessor were a separate company. Since the Initial Acquisition, the Company has been and anticipates that it will be, for the foreseeable future, in a tax loss position. Given the uncertainty as to the timing of the Company's ability to utilize such losses to offset future taxable income, the Company does not presently anticipate recording any tax benefit associated with its pre-tax losses. In addition, due to the acquisition of the Company's assets from APC, the Company's asset values and capital structure are materially different than those set forth in the Predecessor's financial data for periods preceding the Initial Acquisition and, accordingly, historical interest expense is not indicative of the interest expense that the Company has incurred or will continue to incur.

OVERVIEW OF OPERATIONS

         The Company's operations consist of 328 local newspapers and publications strategically positioned in markets in 17 states. The Company's publications are comprised of 67 paid daily and 147 paid non-daily newspapers. In addition, the Company publishes 114 free circulation publications with limited or no news or editorial content.

         The following is a summary of the publications owned by the Company as of December 31, 2001, separated by state, region and the name and type of publication (as abbreviated below):

         (D=DAILY, W=WEEKLY, S=SHOPPER, T=TOTAL MARKET COVERAGE, F=FREE,
                     A=ANNUAL, BI-A=BI-ANNUAL, MAG=MAGAZINE)

ARIZONA
      GLOBE
             ARIZONA SILVER BELT (W)
             GILA COUNTY ADVANTAGE (S)
             MOCCASIN (W)

ARKANSAS
      HEBER SPRINGS
             THE SUN TIMES (W)
      HELENA
             THE DAILY WORLD (D)
             DAILY WORLD TMC (T)
             RICE WORLD (W)
      NEWPORT
             NEWPORT INDEPENDENT (W)
      STUTTGART
             STUTTGART DAILY LEADER (D)
             THE STUTTGART DAILY TMC (T)

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

IDAHO
      BURLEY
             SOUTH IDAHO PRESS (D)
             SUPER TUESDAY (S)
      HAILEY
             WOOD RIVER JOURNAL (W)
             WOOD RIVER JOURNAL DINING (W)
      JEROME
             NORTH SIDE NEWS (W)
             THE GOODING COUNTY LEADER (W)
             LINCOLN COUNTY JOURNAL (W)
      MINODOKA
             MINIDOKA COUNTY NEWS (W)

ILLINOIS
      ALEDO
             TIMES RECORD (W)
             TOWN CRIER (S)
      BENTON
             BENTON EVENING NEWS (D)
             THE BENTON STANDARD (W)
      CANTON
             DAILY LEDGER (D)
             SPOON RIVER ADVERTISER (S)
             FULTON COUNTY SHOPPER (S)
      CARMI
             THE CARMI TIMES (D)
             THE WEEKLY TIMES (W)
             WHITE COUNTY SHOPPER NEWS (S)
      CHESTER
             CHESTER HERALD TRIBUNE (W)
      CHRISTOPHER
             CHRISTOPHER PROGRESS (W)
      DUQUOIN
             DUQUOIN EVENING CALL (D)
             THE ASHLEY NEWS (W)
             DUQUOIN NEWS (W)
      DWIGHT
             DWIGHT STAR & HERALD (W)
             GARDNER CHRONICLE (W)
             COURIER PRESS (HERSCHER) (W)
      FAIRBURY
             THE BLADE (W)
      FLORA
             CCAP SPECIAL (T)
             DAILY ADVOCATE PRESS (D)
      GALATIA
             MONEY STRETCHER (S)
      GENESEO
             HENRY COUNTY ADVERTIZER (S)
             THE GENESEO REPUBLIC (W)
             CAMBRIDGE GAZETTE (W)
             ORION GAZETTE (W)
      HARRISBURG
             ELDORADO DAILY JOURNAL (D)
             HARRISBURG DAILY REGISTER (D)
      HERRIN
             THE SPOKESMAN (W)
             THE SPOKESMAN SUNDAY (T)

      KEWANEE
             STAR COURIER (D)
             STAR EXTRA (T)
      MACOMB
             MACOMB JOURNAL (D)
             JOURNAL EXTRA (T)
             MCDONOUGH COUNTY SHOPPER (S)
      MARION
             MARION DAILY REPUBLICAN (D)
             MARION DAILY EXTRA (T)
      MONMOUTH
             DAILY REVIEW ATLAS (D)
             OQUAWKA CURRENT (W)
             PENNYSAVER (S)
             THE PAPER (S)
      MURPHYSBORO
             MURPHYSBORO AMERICAN (W)
             AMERICAN MONDAY (T)
      NEWTON
             NEWTON PRESS-MENTOR (W)
      NORRIS CITY
             NORRIS CITY BANNER (W)
      OLNEY
             ADVANTAGE (S)
             JASPER COUNTY NEWS EAGLE, ADVANTAGE (F)
             THE OLNEY DAILY MAIL (D)
             THE WEEKLY MAIL (W)
      PEKIN
             PEKIN DAILY TIMES (D)
             TIMES REVIEW (T)
      PONTIAC
             DAILY LEADER (D)
             HOME TIMES (W)
             LIVINGSTON SHOPPING NEWS (S)
      SHAWNEETOWN
             GALLATIN DEMOCRAT (W)
             RIDGWAY NEWS (W)
      SPRINGFIELD
             SPRINGFIELD SHOPPER (S)
      SUBURBAN CHICAGO NEWSPAPERS
             BERWYN/STICKNEY/FOREST VIEW LIFE (W)
             CICERO LIFE (W)
             BROOKFIELD/LYONS SUBURBAN LIFE (W)
             COUNTRYSIDE/HODGKINS/INDIAN HEAD PARK/BROOKFIELS SUBURBAN LIFE (W) HILLSIDE/BROADVIEW/BERKELEY PRESS (W)
             LAGRANGE/LAGRANGE PARK SUBURBAN LIFE (W)
             NORTH RIVERSIDE/RIVERSIDE SUBURBAN LIFE (W)
             WESTCHESTER SUBURBAN LIFE (W)
             WESTERN SPRINGS SUBURBAN LIFE (W)
             WESTCHESTER NEWS (W)
             LAGRANGE PRESS(W)
             ADDISON PRESS (W)
             BENSENVILLE/WOODDALE PRESS (W)
             ELMHURST PRESS (W)

             LOMBARD SPECTATOR (W)
             OAKBROOK TERRACE/VILLA PARK PRESS (W)
             ELMHURST SUBURBAN LIFE (W)
             LOMBARD SUBURBAN LIFE (W)
             VILLA PARK SUBURBAN LIFE (W)
             BURR RIDGE/WILLOWBROOK SUBURBAN LIFE (W)
             CLARENDON HILLS SUBURBAN LIFE (W)
             DARIEN SUBURBAN LIFE (W)
             DOWNERS GROVE REPORTER (W)
             HINSDALE/OAK BROOK SUBURBAN LIFE (W)
             WESTMONT SUBURBANLIFE (W)
             LISLE/NAPERVILLE REPORTER (W)
             WOODRIDGE PROGRESS (W)
             LEMONT REPORTER/METROPOLITAN (W)
             BOLINGBROOK/ROMEOVILLE REPORTER/METROPOLITAN (W)
             BURR RIDGE PROCESS (W)
             CLARENDON HILLS PROGRESS (W)
             DARIEN PROGRESS (W)
             HINSDALE PROGRESS (W)
             WESTMONT PROGRESS (W)
             WILLOWBROOK PROGRESS (W)
             DOWNERS GROVE PROGRESS (W)
             GLEN ELLYN NEWS (W)
             WHEATON LEADER (W)
             WARRENVILLE POST (W)
             WEST CHICAGO PRESS (W)
             WINFIELD PRESS (W)
             BARTLETT/HANOVER PARK/STREAMWOOD PRESS (W)
             BLOOMINGDALE PRESS (W)
             CAROL STREAM/GLENDALE HEIGHTS PRESS (W)
             ITASCA/ROSELLE PRESS (W)
             BATAVIA REPUBLICAN (W)
             ELBURN REPUBLICAN (W)
             GENEVA REPUBLICAN (W)
             NORTH AURORA REPUBLICAN (W)
             ST. CHARLES/WAYNE REPUBLICAN (W)
             HUNTLEY FARMSIDE PRESS (W)
             LIFE'S EXTRA (MAG)
             LIFE CAREER MOVES (MAG)
             HOMETOWN (MAG)
             SELECT HOMES (MAG)
      TEUTOPOLIS
             TEUTOPOLIS PRESS (W)
      WEST FRANKFORT
             DAILY AMERICAN (D)
             SI TRADER (W)
             FRANKLIN PRESS (T)

IOWA
      CHARLES CITY
             CHARLES CITY PRESS (D)
             THE EXTRA (T)
             SIX COUNTY SHOPPER (T)
      CRESCO
             TIMES-PLAIN DEALER (W)
             THE EXTRA (S)
      ELDORA
             ELDORA HERALD-LEDGER (W)
             HARDIN COUNTY INDEX (W)
      NEW HAMPTON
             NEW HAMPTON TRIBUNE (W)
             THE ADVERTISER (S)

KANSAS
      ANDOVER
             ANDOVER SHOPPER (S)
      AUGUSTA
             AUGUSTA DAILY GAZETTE (D)
             AUGUSTA ADVERTISER (T)
      DERBY
             DAILY REPORTER (D)
             THE RECORD JOURNAL (W)
             SHOPPER'S GUIDE (S)
      EL DORADO
             THE EL DORADO TIMES (D)
             SHOPPERS GUIDE (S)
      KANSAS CITY
             KANSAS CITY KANSAN (D)
             KANSAS CITY KANSAN "SUNDAY" (W)
             WYNADOTT COUNTY SHOPPER (S)
      LEAVENWORTH
             THE LEAVENWORTH TIMES (D)
             THE LEAVENWORTH TIMES SUNDAY (W)
             RIVER BEND JOURNAL (T)
             CHRONICLE SHOPPER (S)
             THE LEAVENWORTH LAMP (W)
      MCPHERSON
             MCPHERSON SENTINEL (D)
             THE SENTINEL AD-VISER (T)
             MAC SHOPPER (S)

      PRATT
             THE PRATT TRIBUNE (D)
             BARBER COUNTY INDEX (W)
             ST. JOHNS NEWS (W)
             KIOWA COUNTY SIGNAL (W)
             SUNFLOWER SHOPPER TMC (T)
      SHAWNEE
             JOURNAL-HERALD (W)
      WELLINGTON
             DAILY NEWS (D)

LOUISIANA
      BASTROP
             THE BASTROP DAILY ENTERPRISE (D)
             THE EXTRA (T)
      DERIDDER
             BEAUREGARD DAILY NEWS (D)
      DONALDSONVILLE
             THE DONALDSONVILLE CHIEF (W)
      GONZALES
             ASCENSION CITIZEN (W)
             NICKEL ADS (S)
             THE MARKETEER (T)
      LEESVILLE
             LEESVILLE DAILY LEADER (D)
      PIERRE PART
             THE CAJUN GAZETTE (W)
      PLAQUEMINE
             POST SOUTH (W)
             WEST BANK SHOPPER (S)
      SULPHUR
             SOUTHWEST DAILY NEWS (D)
             GUARDIAN (S)
             CALCASLEU SHOPPER (S)
      VINTON
             VINTON NEWS (W)

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

MINNESOTA
      COTTONWOOD
             TRI-COUNTY NEWS (W)
      CROOKSTON
             CROOKSTON DAILY TIMES (D)
             CROOKSTON VALLEY SHOPPER (S)
      GRANITE FALLS
             GRANITE FALLS/CLARKFIELD ADVOCATE-
             TRIBUNE (W)
      HALSTAD
             THE HALSTAD SHOPPER (S)
             THE VALLEY JOURNAL (W)
      MONTEVIDEO
             MONTEVIDEO AMERICAN NEWS (W)
             THE STAR ADVISOR (S)
      REDWOOD FALLS
             REDWOOD FALLS GAZETTE (W)
             REDWOOD FALLS LIVEWIRE (S)
      ST. JAMES
             ST. JAMES PLAIN DEALER (W)
             TOWN AND COUNTRY SHOPPER (S)
      SLEEPY EYE
             SLEEPY EYE HERALD DISPATCH (W)
             THE SLEEPY EYE REMINDER (S)
      WABASSO
             THE WABASSO STANDARD (W)

MISSOURI
      ALBANY
             GENTRY COUNTY SHOPPER (S)
      BOONVILLE
             BOONVILLE DAILY NEWS (D)
             THE RECORD (T)
      BROOKFIELD
             DAILY NEWS BULLETIN (D)
             DAILY NEWS BULLETIN EXTRA (T)
      CAMDENTON
             LAKE SUN LEADER (D)
             HOMES (W)
             PENNYSAVER (T)
      CARTHAGE
             THE CARTHAGE PRESS (D)
             THE CARTHAGE PRESS SCOPE (T)
      CHILLICOTHE
             C.T. EXTRA (S)
             CONSTITUTION TRIBUNE (D)
      GREENFIELD
             LAKE STOCKTON SHOPPER (S)
             THE VEDETTE (W)
      JOPLIN
             BIG NICKEL (S)
             COUPON CLIPPER (T)
             THE LITTLE NICKEL (T)
      KIRKSVILLE
             KIRKSVILLE CRIER (S)
             KIRKSVILLE DAILY EXPRESS & NEWS (D)
      LAKE OZARKS
             LAKE AREA NEWS FOCUS (S)
             TUBE TAB (S)
             LAKE OF THE OZARKS BOATS (S)
             LAKE OF THE OZARKS REAL ESTATE (S)
             LAKE LIFE STYLES MAGAZINE (W)
      MACON
             CHRONICLE HERALD (D)
             MACON JOURNAL (T)
      MARCELINE
             MARCELINE PRESS (W)
             SHO-ME SHOPPER (T)
      MARYVILLE
             MARYVILLE DAILY FORUM (D)
             PENNY PRESS 2 (S)
      MEXICO
             THE MEXICO LEDGER (D)
             THE MEXICO LEDGER TMC (T)
      MOBERLY
             MOBERLY MONITOR INDEX (D)
      NEOSHO
             NEOSHO DAILY NEWS (D)
             NEIGHBORHOOD NEWS (T)
             NEOSHO DAILY NEWS "SUNDAY" (W)
             NEOSHO POST (W)

      OSAGE BEACH
             VACATION NEWS (F)
      ROLLA
             ROLLA DAILY NEWS (D)
             ROLLA DAILY NEWS "PLUS" (T)
      SAINT JAMES
             ST. JAMES LEADER JOURNAL (W)
      WAYNESVILLE
             THE DAILY GUIDE (D)
             DAILY GUIDE CONSTITUTION (T)
             FORT WOOD CONSTITUTION (F)
             AT EASE (S)

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


OPERATING STRATEGY

         The Company's strategy is to increase revenues and cash flows through:
(1) local news and other content leadership; (2) strategic technological investments; (3) geographic clustering; (4) high quality editorial content and presentation; (5) circulation growth; and (6) cost control, as described below:

         Local News and Other Content Leadership. The Company believes that its newspapers generally have the largest local news gathering resources in their markets. As a result of emphasizing local content, including youth sports, community events, business, politics and entertainment, the Company believes that its newspapers generate reader loyalty and create franchise value. Because the Company's vision of local news is typically a unique product in its markets, its newspapers differentiate themselves from other forms of media and satisfy the demands of both its readers and advertisers.

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

ADVERTISING, CIRCULATION AND PRINTING REVENUES

         Advertising revenues include display (local department stores, local accounts at national department stores, specialty shops and other retailers), national (national advertising accounts) and classified advertising (employment, automotive, real estate and personals). Management believes that classified and national advertising revenues are more volatile than display advertising revenues. Classified and national advertising for the Company represents a smaller portion of its revenues than other newspapers in the industry. As a result, management believes its advertising revenue stream is more predictable than other newspaper companies. The contribution of display, national, classified, circulation, and job printing and other revenues to total revenues for fiscal years 2000 and 2001 were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          2000          2001
                                                          ----          ----

Display..............................................       56%           57%
National.............................................        3%            3%
Classified...........................................       18%           15%
Circulation..........................................       17%           18%
Job printing and other...............................        6%            7%
                                                          ----          ----
                                                           100%          100%

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

         Competition. Each of the Company's newspapers competes to varying degrees for advertising and circulation revenue with magazines, radio, television and cable television, as well as with some weekly publications and other advertising media, including electronic media. Competition for newspaper advertising is largely based upon circulation, price and the content of the newspaper. The Company's newspapers are the dominant source for local news and other content, with strong name recognition in their market and minimal direct competition from similar daily newspapers published in their markets. However, as with most suburban and smaller daily newspapers, some circulation competition exists from larger daily newspapers which are usually published in nearby metropolitan areas. Management believes larger daily newspapers with circulation in the Company's newspaper markets generally do not compete in any meaningful way for local advertising revenues, the main source of revenues for the Company's newspapers. The Company's daily newspapers generally capture the largest share of local advertising as a result of their direct coverage of the market. In addition, management believes advertisers generally regard newspaper advertising as the most effective method of advertising promotions and pricing as compared to television, which is generally used to advertise image. The Company may from time to time compete with other companies which have greater financial resources than the Company.

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

         The Company has been able to expand the reach of its classified reader ads by placing the ads on the Internet as well as in the newspapers.

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

ITEM 2.  PROPERTIES


         The Company has 143 operating and production facilities for its publications in the United States. The Company owns 107 of these facilities and leases the remaining 36 for terms ranging from one to five years. These facilities range in size from approximately 1,000 to 55,000 square feet. The Company's executive offices are located in Northbrook, Illinois, where the Company leases approximately 4,879 square feet under a lease terminating in 2004. The Company does not believe any individual property is material to its financial condition or results of operations.

ITEM 3.  LEGAL PROCEEDINGS


         The Company is involved from time to time in legal proceedings relating to claims arising out of its operations in the ordinary course of business. The Company is not party to any legal proceedings that, in the opinion of management, are reasonably expected to have a material adverse effect on the Company's business, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

         There is no public market for the Common Stock. As set forth in Item
12. "Security Ownership of Certain Beneficial Owners and Management," 1,964,605 shares (91% of the total shares outstanding) are owned by Green Equity Investors II, L.P. ("Green II" or "GEI II") and Green Equity Investors III, L.P. ("Green III" or "GEI III"). The remaining shares of the Common Stock are owned by certain officers and other management personnel of the Company. As of March 30, 2002, there were 13 holders of Common Stock.

DIVIDENDS

         The Company, which did not pay any dividends on the Common Stock in 2000 or 2001, is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

RECENT SALES OF UNREGISTERED SECURITIES

         On April 18, 2000, the Company raised approximately $7.4 million in cash, net of issuance costs, from the issuance of 524,605 shares of Common Stock at $15 per share and approximately $20.6 million in cash, net of issuance costs, from the issuance of 22,131 shares of its Junior Preferred Stock to Green III at $1,000 per share.

         On August 11, 2000, Operating Company, Kenneth L. Serota, LGP, Green II and Green III entered into an Amendment to Employment Agreement, dated as of such date, pursuant to which the Employment Agreement, dated as of November 21, 1997, between the Operating Company, Mr. Serota and LGP was amended. Pursuant to the amendment, the Company issued and sold to Mr. Serota 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock (collectively, the "Loan Equity") for an aggregate purchase price of $250,000 in the form of notes. In addition, the Company issued and sold to Mr. Serota 23,174 shares of Common Stock (collectively, the "Additional Equity") for a purchase price of $15.00 per share for an aggregate purchase price of $347,610 in the form of notes.

         On December 15, 2000, the Company issued and sold to management 28,626 shares of Common Stock for an aggregate purchase price of $429,389. The purchase price was paid through the issuance of notes.

ITEM 6.  SELECTED FINANCIAL DATA


         The following table sets forth selected historical financial data of the Company. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report.

         The combined historical financial information of the newspapers acquired from APC prior to the Initial Acquisition on January 1, 1998 is referred to as "Predecessor".

                                                               YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------
                                           1997           1998           1999           2000           2001
                                        ---------      ---------      ---------      ---------      ---------
                                      (PREDECESSOR)
                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Advertising ....................     $  69,602      $  82,062      $ 121,430      $ 150,247      $ 152,382
   Circulation ....................        21,451         22,844         27,543         32,318         35,347
   Job printing and other .........         7,666          7,625         12,382         12,119         14,251
                                        ---------      ---------      ---------      ---------      ---------
Total revenues ....................        98,719        112,531        161,355        194,684        201,980
Operating costs ...................        39,309         45,976         68,351         83,716         90,380
Selling, general and
   administrative .................        29,171         36,303         51,522         63,817         66,581
Depreciation and amortization .....         7,470         11,917         16,657         19,864         21,997
                                        ---------      ---------      ---------      ---------      ---------
Income from operations ............        22,769         18,335         24,825         27,287         23,022
Interest expense and
   amortization of deferred
   financing costs ................        10,551         25,234         32,313         40,229         40,710
Net gain on exchange and
   disposition of properties ......            --             --          6,197             --             --
                                        ---------      ---------      ---------      ---------      ---------
Income (loss) before income
   taxes and extraordinary
   item ...........................        12,218         (6,899)        (1,291)       (12,942)       (17,688)
Income taxes ......................         5,271             --            295            491          2,004
                                        ---------      ---------      ---------      ---------      ---------
Income (loss) before
   extraordinary item .............         6,947         (6,899)        (1,586)       (13,433)       (19,692)
Extraordinary gain on
   insurance proceeds .............            --             --            485             --             --
                                        ---------      ---------      ---------      ---------      ---------
Net income (loss) .................     $   6,947      $  (6,899)     $  (1,101)     $ (13,433)     $ (19,692)
                                        ---------      ---------      ---------      ---------      ---------
Dividends on preferred stock ......            --        (11,152)       (13,595)       (17,018)       (19,989)
                                        ---------      ---------      ---------      ---------      ---------
Net income (loss) available
   to common stockholders .........     $   6,947      $ (18,051)     $ (14,696)     $ (30,451)     $ (39,681)
                                        =========      =========      =========      =========      =========

STATEMENT OF CASH FLOWS DATA:
Capital expenditures ..............     $   1,713      $   2,232      $   5,687      $   9,654      $   2,715
Net cash provided by
   operating activities ...........        14,577         21,865          8,499         15,734         12,925
Net cash used in investing
   activities .....................        (3,370)      (388,678)       (60,509)       (92,092)        (3,330)
Net cash provided by (used in)
   financing activities ...........       (11,523)       366,386         52,845         75,535         (9,157)

OTHER FINANCIAL DATA:
   (unaudited)
EBITDA(1) .........................     $  30,239      $  30,252      $  41,482      $  47,151      $  45,019


(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from operations plus depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the Company's industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of the Company's EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to the Company for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                             YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------
                                               1997        1998        1999        2000        2001
                                             -------     -------     -------     -------     -------
                                                                 (IN THOUSANDS)
     Income from operations ............     $22,769     $18,335     $24,825     $27,287     $23,022
     Depreciation and amortization .....       7,470      11,917      16,657      19,864      21,997
                                             -------     -------     -------     -------     -------
          EBITDA .......................     $30,239     $30,252     $41,482     $47,151     $45,019


                                                                      DECEMBER 31,
                                          --------------------------------------------------------------------
                                             1997          1998           1999           2000           2001
                                          ---------     ---------      ---------      ---------      ---------
                                        (PREDECESSOR)
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ...........     $   1,452     $   1,025      $   1,860      $   1,036      $   1,474
Total assets ........................       109,700       410,068        479,160        563,501        542,537
Total long-term obligations
    including current maturities ....            --       283,936        344,231        402,746        402,689
Total mandatorily redeemable
    preferred stock .................            --       105,152        118,747        158,080        178,068
Stockholders' equity (deficit)/
    Predecessor's net assets ........        99,139       (10,392)       (25,087)       (48,026)       (87,661)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The discussion and analysis below includes certain "forward-looking statements" (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in the Company's markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects in 2002 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See Item 1. "Business -- Disclosure Regarding Forward-Looking Statements" for certain factors that could cause or contribute to such material differences.

OVERVIEW

         Liberty Group Publishing, Inc. ("LGP" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for its wholly owned subsidiary, Liberty Group Operating, Inc. ("Operating Company" or "Registrant's Subsidiary" or "LGO"). The consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At December 31, 2001, the Company owned and operated 328 publications in 17 states. The Company's 2001 total revenues were derived from advertising (75%), circulation (18%) and job print and other (7%). The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has increased revenues and income from operations since 1998 primarily by acquiring new publications, saturating existing markets and aggressively pursuing cost reduction opportunities.

         The Company's newspapers are comprised of 67 paid daily newspapers and 147 paid non-daily newspapers. In addition, the Company publishes 114 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content. TMC publications are distributed free of charge and generally provide 100% penetration in their areas of distribution. The Company generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling, general and administrative expenses consist primarily of labor costs.

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

         In 1998, the Company acquired 91 additional publications in 18 transactions for a total acquisition cost of $61.8 million. The Company acquired 49 and 43 publications, in 13 and 12 transactions, for a total acquisition cost of $54.8 million and $84.5 million, during 1999 and 2000, respectively. The Company has not acquired any significant publications since December 2000.

         On January 7, 2002, the Company disposed of the assets of six related publications (acquired in 1999) in one transaction for proceeds of $26.5 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Total revenues for the year ended December 31, 2001 ("2001") increased by $7.3 million, or 4%, to $202.0 million. The increase in total revenues was primarily due to revenue from properties acquired in 2000 and same-property increases in circulation, partially offset by decreases in same-property printing and advertising revenue. The increase in total revenues for 2001 was comprised of a $2.2 million, or 1%, increase in advertising revenue, a $3.0 million, or 9%, increase in circulation revenue, and a $2.1 million, or 18%, increase in job printing and other revenue.

         Operating costs for 2001 were $90.4 million, or 45% of total revenues, which was an increase of $6.7 million over the year ended December 31, 2000 ("2000") when operating costs were $83.7 million, or 43% of total revenues. The increase in operating costs as a percentage of revenue for 2001 was primarily due to higher same-property delivery and newsprint costs and lower revenues, partially offset by lower labor costs.

         Selling, general and administrative expenses for 2001 increased by $2.8 million to $66.6 million, or 33% of total revenues, from $63.8 million for 2000 when expenses were also 33% of total revenues.

         EBITDA for 2001 decreased by $2.2 million to $45.0 million, from $47.2 million for 2000. The decrease was primarily driven by a decrease in same-property advertising and higher same-property delivery and newsprint costs, offset by lower labor costs from reduced headcount. EBITDA as a percentage of total revenues declined from 24% to 22%.

         Depreciation and amortization expenses for 2001 increased by $2.1 million to $22.0 million, from $19.9 million for 2000. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2001, and a full year of amortization of intangibles from 2000 acquisitions.

         Income from operations decreased by $4.3 million from $27.3 million, or 14% of total revenues, for 2000 to $23.0 million, or 11% of total revenues, for 2001. The decrease was primarily driven by a decrease in same-property advertising revenue, higher newsprint and delivery costs, and higher depreciation and amortization expenses partially offset by lower labor costs.

         Interest expense (including amortization of deferred financing costs) increased by $0.5 million to $40.7 million for 2001 from $40.2 million for 2000, primarily due to higher accretion of the Company's Senior Discount Debentures, which was partially offset by lower interest rates on borrowings under the Company's Amended Credit Facility.

         Income tax expense for the year ended December 31, 2001 increased by $1.5 million to $2.0 million from $0.5 million for the year ended December 31, 2000. The increase in income tax expense was due to higher state and local income taxes and an increase in the Company's deferred tax liability. During the fourth quarter of 2001, a portion of the Company's Senior Discount Debentures was purchased in the open market at a discount by related parties. This transaction resulted in a deemed cancellation and reissuance of the debentures for Federal income tax purposes, and thus a portion of the discount and interest relating to these debentures will not be deductible for Federal income tax purposes.

         For 2001, the Company recognized a net loss of $19.7 million compared to a net loss of $13.4 million for 2000. The $6.3 million increase in the net loss was due primarily to lower same-property advertising revenues, higher newsprint and delivery costs, as well as higher depreciation, amortization and interest expense, which was partially offset by lower labor costs.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Total revenues for 2000 increased by $33.3 million, or 21%, to $194.7 million. The increase in total revenues was primarily due to revenue from acquired properties and same-property increases in advertising, partially offset by decreases in same-property printing and circulation revenue. The increase in total revenues for 2000 was comprised of a $28.8 million, or 24%, increase in advertising revenue, a $4.8 million, or 17%, increase in circulation revenue, and a $0.3 million, or 2%, decrease in job printing and other revenue.

         Operating costs for 2000 were $83.7 million, or 43% of total revenues, which was an increase of $15.4 million over the year ended December 31, 1999 ("1999") when operating costs were $68.4 million, or 42% of total revenues. The increase in operating costs as a percentage of revenue for 2000 was primarily due to higher cost structures of acquired properties and higher same-property labor, delivery and newsprint costs.

         Selling, general and administrative expenses for 2000 increased by $12.3 million to $63.8 million, or 33%, of total revenues from $51.5 million for 1999 when expenses were 32% of total revenues. The increase in selling, general, and administrative expenses for 2000 was primarily due to higher same-property labor costs.

         EBITDA for 2000 increased by $5.7 million to $47.2 million, from $41.5 million for 1999. The increase was primarily driven by acquisitions and growth in same-property advertising revenue, offset by lower same-property print and circulation revenue and higher same-property labor, delivery and newsprint costs. EBITDA as a percentage of total revenues declined from 26% to 24% due to lower margins at properties acquired during 2000.

         Depreciation and amortization expenses for 2000 increased by $3.2 million to $19.9 million from $16.7 million for 1999. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2000, and a full year of amortization of intangibles from 1999 acquisitions.

         Income from operations increased by $2.5 million from $24.8 million, or 15% of total revenues, for 1999 to $27.3 million, or 14% of total revenues for 2000. The increase was primarily driven by acquisitions and growth in same-property advertising revenue, which was offset by same-property reductions in printing and circulation revenue, higher labor, newsprint and delivery costs and higher depreciation and amortization expenses.

         Interest expense (including amortization of deferred financing costs) increased by $7.9 million to $40.2 million for 2000 from $32.3 million for 1999, primarily due to higher debt balances borrowed to fund acquisitions, higher interest rates on borrowings under the Amended Credit Facility, and higher accretion on the Company's Senior Discount Debentures.

         Income tax expense for the year ended December 31, 2000 increased by $0.2 million to $0.5 million from $0.3 million for the year ended December 31, 1999. The increase in income tax expense was due to higher state and local income taxes.

         For 2000, the Company recognized a net loss of $13.4 million compared to a net loss of $1.1 million in 1999. The increase in the net loss of $12.3 million was due primarily to decreases in print and circulation revenue, higher labor, newsprint and delivery costs, higher depreciation, amortization and interest expenses, a 1999 net gain from the exchange and disposition of certain publications and a 1999 extraordinary gain on insurance proceeds.

CRITICAL ACCOUNTING POLICY DISCLOSURE

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Valuation of long-lived and intangible assets and goodwill. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

         - significant underperformance relative to expected historical or projected future operating results;

         - significant changes in the manner of the Company's use of the acquired assets or the strategy for the its overall business; and

         -   significant negative industry or economic trends.

         When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on the excess of the expected fair market value, which is consistent with the current methods used in valuing newspaper companies, over the carrying amount of the asset. Net intangible assets, long-lived assets and goodwill amounted to $514.9 million as of December 31, 2001.

         In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize approximately $196.1 million of goodwill. The Company had recorded approximately $3.9 million of amortization expense on these amounts during 2001 and would have recorded approximately $3.9 million of amortization during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review prior to the release of its first quarter earnings.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities. Cash provided by operating activities in 1999 was $8.5 million and increased $7.2 million to $15.7 million in 2000. Cash provided by operating activities decreased by $2.8 million to $12.9 million in 2001. The decrease in 2001 was primarily due to lower EBITDA and higher interest payments.

         Cash Flows from Investing Activities. Cash used in investing activities was $60.5 million, $92.1 million and $3.3 million in 1999, 2000 and 2001, respectively. The increase of $31.6 million from 1999 to 2000 was primarily due to costs related to 2000 acquisitions. The decrease of $88.8 million from 2000 to 2001 relates to a decrease in the number and size of acquisitions from 2000 to 2001 and a decrease in capital expenditures. The Company's capital expenditures in 2001 consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company intends to continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and new markets.

         Cash Flows from Financing Activities. Cash provided by financing activities was $52.9 million in 1999 and $75.5 million in 2000 compared to cash used in financing activities of $9.2 million in 2001. Cash provided by financing activities primarily resulted from borrowings under the Company's revolving credit facility in 1999. Cash provided by financing activities in 2000 resulted from the issuance of preferred stock, common stock and long-term debt, as well as borrowings under the Amended Credit Facility, partially offset by the repayment of the previous revolving credit facility. Net cash used in financing activities in 2001 related to the repayment of a portion of the Amended Credit Facility and other long-term debt.

         Amended Revolving Credit Facility. LGO is a party to an Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A, with Citicorp USA, Inc.

as administrative agent (the "Amended Credit Facility"). The Amended Credit Facility provides for a $100.0 million principal amount Term Loan B that matures in March 2007 and a revolving credit facility with a $135.0 million aggregate commitment amount available, including a $10.0 million sub-facility for letters of credit, that matures in March 2005. The Amended Credit Facility is secured by a first-priority security interest in substantially all of the tangible and intangible assets of LGO, the Company and the Company's other present and future direct and indirect subsidiaries. Additionally, the loans under the Amended Credit Facility are guaranteed, subject to specified limitations, by the Company and all of the future direct and indirect subsidiaries of LGO and the Company. The Company is required to permanently reduce the Term Loan B and/or revolving commitment amount with disposition proceeds in excess of $1.5 million if the proceeds are not reinvested in Permitted Acquisitions (as defined under the Amended Credit Facility) within 300 days of receipt of such proceeds.

         The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of the Company and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date, while the Term Loan B requires annual principal payments of $1.0 million each year from 2002 through 2004, $36.1 million in 2005, $47.5 million in 2006 and $11.9 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

         LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Interest expense for 2001 was $40.7 million, including non-cash interest of $8.4 million with respect to the Debentures and amortization of deferred financing costs of $2.4 million. The degree to which LGP is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Notes and interest on its other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (5) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (6) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

         As of December 31, 2001, $141.5 million was outstanding under the Amended Credit Facility, the aggregate principal amount of the Notes outstanding was $180.0 million, and the accreted principal amount of the Debentures was approximately $78.7 million.

         Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its Amended Credit Facility. The Company's ability to fully utilize its Amended Credit Facility is limited by certain financial covenants, including the Senior Leverage Ratio and Cash Interest Coverage Ratio as said terms are defined in the Amended Credit Facility.

         LGP has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, LGP's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its subsidiaries, in particular from Operating Company. The Indenture relating to the Notes and the Amended Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of the Company to incur debt, pay dividends or take certain other corporate actions.

         Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2001:

                                             2002         2003         2004         2005         2006      THEREAFTER      TOTAL
                                             ----         ----         ----         ----         ----      ----------      -----
9 3/8% senior subordinated notes .......   $     --     $     --     $     --     $     --     $     --     $180,000     $180,000
11 5/8% senior discount debentures .....         --           --           --           --           --       78,740       78,740
Term Loan B ............................      1,000        1,000        1,000       12,375       11,875       71,250       98,500
Revolving credit facility ..............         --           --           --       42,950           --           --       42,950
Non-compete payments ...................        517          382          282          282          177          262        1,902
Real estate lease payments .............        519          326          244          199          139           84        1,511
Finder fee payments ....................        350          125           --           --           --           --          475
Other ..................................        114            4            4           --           --           --          122
                                           --------     --------     --------     --------     --------     --------     --------
                                           $  2,500     $  1,837     $  1,530     $ 55,806     $ 12,191     $330,336     $404,200
                                           ========     ========     ========     ========     ========     ========     ========


SUMMARY DISCLOSURES REGARDING RELATED PARTIES

EXECUTIVE STOCK INVESTMENTS

         Upon the commencement of his employment in January 1998, the Company loaned the Chief Executive Officer $250,000 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001.

         In addition, certain other executives were given the opportunity to purchase Common Stock. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Board of Directors approved the forgiveness of these loans including accrued interest, in 3 equal installments in January 1999, 2000, and 2001. The Company has the right to repurchase the Common Stock at the original cost if the executive terminates his employment or is terminated for cause.

         On August 11, 2000, Operating Company, Inc., Kenneth L. Serota, LGP, Green II and Green III entered into that certain Amendment to Employment Agreement, dated as of such date, pursuant to which that certain Employment Agreement, dated as of November 21, 1997, between LGO, Mr. Serota and the Company was amended. Under and pursuant to the amendment, LGP issued and sold to Mr. Serota 4,372 shares of Common Stock and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock of LGP ("Junior Preferred Stock") for an aggregate purchase price of $250,000. In addition, the Company issued and sold to Mr. Serota 23,174 shares of Common Stock for a purchase price of $15.00 per share for an aggregate purchase price of $348,000.

         On December 15, 2000, the Company issued and sold to management investors 28,626 shares of Common Stock for an aggregate purchase price of $429,000.

         During 2001, the Company repurchased 22,344 shares of Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and cash.


OTHER RELATED PARTY TRANSACTIONS

         The Company paid $1.3 million and $1.5 million in management fees in 2000 and 2001, respectively, and $356,000 and $475,000 in other fees in 2000 and 2001, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $475,000, of which $350,000 will be paid in 2002 and the remaining $125,000 will be paid in 2003.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.

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

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 must be applied starting with fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that the adoption of SFAS No. 143 will have on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB No.
30. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The Company plans to adopt this standard as of the beginning of its fiscal 2002. The provisions of SFAS No. 144 generally are to be applied prospectively. Therefore, the adoption of this standard will not affect previously reported financial information. The Company is currently evaluating the impact SFAS No. 144 will have on its results of operations and financial condition.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At December 31, 2001, the Company had borrowings outstanding of $43.0 million under the revolving credit facility and $98.5 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact annual interest expense by approximately $1.4 million based on the amount outstanding at December 31, 2001.

         Additional information regarding the Company's Amended Credit Facility is contained in Item 7 of this Form 10-K/A under "Liquidity and Capital Resources."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information in response to this Item 8 is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages F-1 to F-20 of this Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of individuals who served as directors of LGP and executive officers of LGP as of March 30, 2002. Each director of LGP will hold office until the next annual meeting of the stockholders or until his successor has been elected. Qualified officers of LGP and the Company are elected by their respective Boards of Directors and serve at the discretion of such Boards.

NAME                   AGE  POSITION
----                   ---  --------

Kenneth L. Serota.....  40  President, CEO, and Director
Scott T. Champion.....  42  Executive Vice President - Operations, and Director
Gene A. Hall..........  50  Senior Vice President - Midwestern Region
Daniel D. Lewis.......  38  Vice President and Secretary
Randy Cope............  41  Vice President - Missouri, Kansas, Arkansas
Kelly Luvison.........  42  Vice President - Western New York Region
Theodore G. Mike......  55  Vice President - Eastern Region
Leonard I. Green......  67  Chairman of the Board of Directors
John G. Danhakl.......  46  Director
Peter J. Nolan........  43  Director
Jonathan Seiffer......  30  Director

         Kenneth L. Serota is President and Chief Executive Officer and has served in that capacity since January 1998. Mr. Serota has also been a Director since January 1998. Previously, he served as Vice President -- Law & Finance and Secretary for Hollinger from May 1995 to December 1997 and as a director of its APC Division, which owned the publications initially acquired by the Company, from 1996 to 1997. Previously, Mr. Serota served as an attorney and a certified public accountant. Mr. Serota has significant experience negotiating and closing acquisitions of publications and primarily focuses his efforts on executing its acquisition functions and overseeing all of the Company's administrative and finance functions.

         Scott T. Champion is Executive Vice President-Operations and has primary responsibility for all community publications. Mr. Champion has also been a Director since January 2000. In 1998, he served as LGP's Senior Vice President. Prior to 1998, he served as Senior Vice President, regional manager, and district manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Champion served as the publisher of a group of privately owned publications. Mr. Champion has more than 19 years of experience in the newspaper industry.

         Gene A. Hall is Senior Vice President and has primary responsibility for publications in the Midwestern region of the United States. He was appointed LGP's Senior Vice President in January 1998. Prior to his employment with LGP, he served as a Senior Vice President of APC from 1992 to 1998. Prior to 1992, he served as a regional manager and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa, which the Company currently owns. Mr. Hall has more than 33 years of experience in the newspaper industry.

         Daniel D. Lewis is Vice President and Secretary and has had primary responsibility over the Company's financial and accounting activities since September 1999. Prior to joining LGP, Mr. Lewis served as a management consultant for PricewaterhouseCoopers LLP. In addition, Mr. Lewis has held management positions with Kraft Foods Inc. and Berkshire Hathaway Inc. Mr. Lewis is a certified public accountant.

         Randall W. Cope is Vice President and has been responsible for newspaper operations in Missouri, Kansas and Arkansas since December 1998. Mr. Cope also oversees the Company's national classified advertising network. From 1995 to 1998, Mr. Cope was regional manager and publisher of the Northwest Arkansas Times in Fayetteville, Arkansas, which was owned by APC. Mr. Cope has 20 years of experience covering all areas of newspaper operations.

         Kelly Luvison is Vice President responsible for newspaper operations in western New York, Pennsylvania and West Virginia, as well as Liberty Business Development Group. Mr. Luvison served as regional manager for LGP since January 1998, was appointed a Vice President in January 2000. Prior to January 1998, Mr. Luvison was a regional manager for APC. Since 1996, Mr. Luvison has been publisher of the Evening Tribune in Hornell, New York, a newspaper the Company currently owns, in addition to his duties as a regional manager and Vice President.

         Theodore G. Mike is Vice President and has primary responsibility for many of the Company's newspaper operations in the eastern region of the United States. Mr. Mike served as regional manager since January 1998, and was appointed Vice President in January 1999. Mr. Mike served as a regional manager for APC from 1992 to 1997. Mr. Mike has also been publisher of The Evening Times in Sayre, Pennsylvania, a newspaper the Company currently owns, since 1992. Mr. Mike has more than 35 years of experience in the newspaper industry.

         Leonard I. Green has been a Director since January 1998 and served as the Chairman of the Board of Directors since January 1998. Mr. Green has been a partner of Leonard Green & Partners, L.P. since its formation in 1994. Mr. Green has also been, individually or through a corporation, a partner in a merchant banking firm affiliated with Leonard Green & Partners, L.P. since its inception in 1989. Mr. Green is also a director of Rite Aid Corporation, Communications & Power Industries Inc. and Dollar Financial Group, Inc.

         John G. Danhakl has been a Director since January 1998. Mr. Danhakl has been a partner of Leonard Green & Partners, L.P. since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated from 1985 to 1990. Mr. Danhakl is also a director of Arden Group, Inc., Big 5 Sporting Goods Corporation, Communications & Power Industries Inc., Twinlab Corporation, Diamond Triumph Auto Glass, Inc., Leslie's Poolmart, Inc., VCA Antech, Inc., PETCO Animal Supplies, Inc. and MEMC Electronic Materials Inc.

         Peter J. Nolan. Mr. Nolan has been a Director since January 1998. Mr. Nolan has been a partner of Leonard Green & Partners, L.P. since 1997. Mr. Nolan previously served as Managing Director and Co-Head of DLJ's Los Angeles Investment Banking Division since 1990. Prior to joining DLJ, Mr. Nolan had been a Vice President at Drexel Burnham Lambert Incorporated and a First Vice President at Prudential Securities Incorporated. Mr. Nolan is also a director of VCA Antech, Incorporated and several private companies.

         Jonathan A. Seiffer has been a Director since January 1998. Mr. Seiffer has been a partner of Leonard Green & Partners, L.P. since 1999. From 1994 through 1999, Mr. Seiffer was a Vice President and Associate of Leonard Green & Partners, L.P. Prior to joining Leonard Green & Partners, L.P., Mr. Seiffer was a member of the corporate finance department of DLJ. Mr. Seiffer is also a director of Diamond Triumph Auto Glass, Inc., Gart Sports Company, Dollar Financial Group, Inc. and several private companies.

ITEM 11. EXECUTIVE COMPENSATION


COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the cash and non-cash compensation paid to the Company's chief executive officer and each of the four other most highly compensated executive officers of the Company and LGO who earned more than $100,000 in salary and bonus during 2001 (each a named executive officer and, collectively, the named executive officers):


Summary Compensation Table


                                                                                                     LONG-TERM
                                                              ANNUAL COMPENSATION                  COMPENSATION
                                              ---------------------------------------------------  ------------
                                                                                     OTHER ANNUAL   SECURITIES
                                              FISCAL                                 COMPENSATION   UNDERLYING
NAME AND POSITION                              YEAR    SALARY ($)     BONUS ($)          ($)        OPTIONS (#)
-----------------                             ------   ----------     ---------      ------------   -----------
Kenneth L. Serota ........................     2001     455,500             --             --             --
    President and CEO ....................     2000     405,500        300,000        112,973(1)          --
                                               1999     380,000        400,000        116,013(2)          --

Scott T. Champion ........................     2001     171,654         25,000             --             --
    Executive Vice President -- Operations     2000     155,500         85,000             --             --
                                               1999     130,000         75,000             --             --

Gene H. Hall .............................     2001     150,500         30,000             --             --
    Senior Vice President -- Midwestern ..     2000     138,289         28,200             --             --
    Region ...............................     1999     130,000         50,000             --             --

Randall W. Cope ..........................     2001     150,500         25,000             --             --
    Vice President -- Missouri, Kansas ...     2000     135,500         62,000             --             --
    and Arkansas .........................     1999     125,000         45,750             --          8,000

Daniel D. Lewis ..........................     2001     117,308         25,000             --             --
    Vice President and Secretary .........     2000      99,000         15,000             --          1,000
                                               1999      33,558(3)       8,000             --             --

(1)  Includes $109,973 of loan forgiveness for fiscal year 2000.
(2)  Includes $110,013 of loan forgiveness for fiscal year 1999.
(3)  Mr. Lewis commenced employment with the Company in September 1999.

Aggregated Option Exercise in Last Fiscal Year and Stock Option Year-End Value

         The following table sets forth, for each of the Company's named executive officers, information regarding the number of shares of Common Stock underlying stock options held at December 31, 2001. Options to purchase shares of the Common Stock were not granted to, or exercised by, any named executive officer during fiscal year 2001. None of the outstanding unexercised options at December 31, 2001 held by named executive officers was in-the-money.

                                        NUMBER OF SECURITIES UNDERLYING
                                    UNEXERCISED OPTIONS AT DECEMBER 31, 2001
                                    ----------------------------------------
NAME                                EXERCISABLE                UNEXERCISABLE
----                                -----------                -------------
Kenneth L. Serota...............        --                          --
Scott T. Champion...............        --                          --
Gene A. Hall....................        --                          --
Randall W. Cope.................        --                          --
Daniel D. Lewis.................        --                        1,000

COMPENSATION OF DIRECTORS AND MANAGEMENT FEES

         Individuals who are officers of Operating Company and LGP, as well as Messrs. Green, Seiffer, Danhakl and Nolan, do not receive any compensation directly for their service on LGP's and Operating Company's Boards of Directors. Operating Company has agreed, however, to pay Leonard Green & Partners, L.P. an annual management fee of $1.5 million. Such fee is payable in equal monthly installments, but is subordinated in right of payment to the Senior Discount Debentures and the Senior Subordinated Notes, for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. Leonard Green & Partners, L.P. also received other fees of $375,000 in 2001 and is owed $475,000 at December 31, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Nolan, Mr. Seiffer and Mr. Serota, who also serves as the President and Chief Executive Officer of the Company, served on the Company's compensation committee during the last fiscal year. The Company provided Mr. Serota a loan in the principal amount of $250,000 in January 1998, which, together with all accrued interest, was forgiven on a pro rata daily basis from January 1, 1998 to January 1, 2001. The Company also provided Mr. Serota with three additional loans on August 11, 2000, in the principal amounts of $250,000, $225,947 and $121,663, the proceeds of which were used by Mr. Serota to purchase an aggregate of 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock. Each of these loans accrues interest at a rate of 6.22% per annum until each loan matures. The Company is required to forgive the $250,000 loan, including all accrued interest, under certain circumstances. The $225,947 and $121,663 loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold. See Item 11. "Executive Compensation -- Employment Agreement" and Item 13. "Certain Relationship and Related Transactions." Messrs. Nolan and Seiffer are partners in Leonard Green & Partners, L.P., which acts as the manager under the management services agreement. See Item 13. "Certain Relationships and Related Transactions."

         None of the Company's executive officers currently serves, or in the past, has served, on the board of directors or compensation committee of any other company that has one or more executive officers serving on the Company's board of directors or compensation committee.

EMPLOYMENT AGREEMENT

         LGP, LGO and Kenneth Serota entered into an employment agreement, dated as of November 21, 1997, whereby Mr. Serota agreed to serve as President and Chief Executive Officer of LGP, LGO and any of LGP's other subsidiaries for a period of three years commencing January 1, 1998 and for additional successive one-year periods thereafter, unless either LGO or Mr. Serota gives timely notice to the other that the employment term shall not be so extended.

         The employment agreement provided for a base salary of $350,000, $375,000 and $400,000 for the years 1998, 1999 and 2000, respectively, and provided for those benefits generally available to LGO's employees, including life insurance, health insurance, deferred compensation and profit sharing. In addition to receiving a base salary, Mr. Serota is eligible to receive a bonus based on the attainment of applicable performance standards agreeable to LGO and Mr. Serota, including standards based on annual revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties. The employment agreement also provided, subject to certain exceptions, that upon a termination of Mr. Serota's employment during the term thereof (other than for "cause" or voluntary resignation without "good reason," as defined therein, but including a "change of control" as defined therein), LGO was generally obligated to pay Mr. Serota the greater of one year's salary or an amount equal to his base salary for the remaining term under the employment agreement plus, in either case, a portion of his bonus for the year of termination. The employment agreement provides that during its term Mr. Serota shall be a member of the board of directors of LGP and each of its subsidiaries and he shall also be a member of any executive or similar committee of LGP and its subsidiaries that has executive functions or responsibilities.

         On August 11, 2000, LGP, LGO, Mr. Serota, Green II and Green III entered into an amendment to the employment agreement, pursuant to which: (1) the term of the employment agreement was extended for an additional three-year period until January 1, 2004 and for additional successive one-year periods thereafter, unless either LGO or Mr. Serota gives timely notice to the other that the employment term shall not be so extended; (2) the annual base salary payable to Mr. Serota thereunder for years 2001, 2002 and 2003 of the extended term thereof was established at $450,000, $475,000 and $500,000, respectively;
(3) LGO agreed to pay, in arrears, to Mr. Serota an automobile allowance of $500 per month for each month from January 1, 1998 through December 31, 2000 and $800 per month for each month thereafter; (4) Mr. Serota's severance package was amended whereby LGO agreed to pay to Mr. Serota eighteen (18) months of base salary at the then current annual base salary payable to Mr. Serota in the event that Mr. Serota's employment with LGO is terminated by LGO without cause or by Mr. Serota for good reason (including a change of control, as defined therein);
(5) LGP issued and sold to Mr. Serota (a) 4,372 shares of Common Stock and
184.42 shares of Junior Preferred Stock for an aggregate purchase price of $250,000 and (b) 23,174 shares of Common Stock for a purchase price of $15.00 per share, for an aggregate purchase price of $347,610; and (6) LGP provided Mr. Serota with (a) an unsecured full-recourse loan in the principal amount of $250,000 to pay the consideration for the shares of Common Stock and 184.42 shares of Junior Preferred Stock, (b) a secured non-recourse loan in the principal amount of $225,947 to pay a portion of the consideration for the 23,174 shares of Common Stock and (c) a secured recourse loan in the amount of $121,663 to pay the remaining consideration for the 23,174 shares of Common Stock. To secure repayment of the secured loans, LGP retained a security interest in the Common Stock described in clause 5(b) above. Each of these loans accrues interest at a rate of 6.22% per annum, which accrues until such loan matures. LGP is required under the amendment to the employment agreement to forgive the unsecured loan, including all accrued interest, upon the consummation of a public offering of Common Stock. The secured loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold.

COMPENSATION PLANS

         Stock Option Plan

         Effective February 1999, the Company adopted the Liberty Group Publishing, Inc. 1999 Stock Option Plan under which certain employees may be granted options to purchase shares of its Common Stock. The Company reserved an aggregate of 49,480 shares of Common Stock for issuance under this plan, of which options to acquire 26,575 shares were issued and outstanding with a weighted average exercise price of $5.62 per share as of December 31, 2001. Under the plan, the Company has granted incentive stock options to certain of its employees and non-qualified stock options to certain of its publishers and corporate employees. Stock options may be exercised only to the extent they have vested in accordance with the provisions described in individual option award agreements. Generally, options vest under the incentive stock option awards on the first anniversary of the grant date. Generally, options vest under the non-qualified stock option awards for publishers with respect to 50% of the shares on the third anniversary of the grant date and with respect to the remaining 50% on the eighth anniversary of the grant date. However, the vesting period for the remaining 50% may be accelerated if certain financial targets are met. Generally, options vest under the non-qualified stock option awards for corporate employees on the third anniversary of the grant date.

         Deferred Compensation Plans

         The Company maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

         The Company maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan, a non-qualified deferred compensation plan for the benefit of certain designated publishers of its newspapers. Under the publishers' plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula that is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the publishers' plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the publishers' plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $133,000, $160,000 and $146,000 of compensation expense related to the plan in 1999, 2000 and 2001, respectively.

         The Company maintains the Liberty Group Publishing, Inc. Executive Benefit Plan, a non-qualified deferred compensation plan for the benefit of certain of its key employees. Under the executive benefit plan, the Company credits an amount, determined in its sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the executive benefit plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the executive benefit plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $65,000, $66,000 and $61,000 of compensation expense related to the plan in 1999, 2000 and 2001, respectively.

         The Company maintains the Liberty Group Publishing, Inc. Executive Deferral Plan, a non-qualified deferred compensation plan for the benefit of certain of its key employees. Under the executive deferral plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the executive deferral plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by us for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the executive deferral plan are fully vested and nonforfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table provides summary information regarding the beneficial ownership of shares of LGP's Common Stock as of March 30, 2002. Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of Common Stock held by them. Unless otherwise noted, the address for each of the stockholders listed below is c/o Liberty Group Publishing, Inc., 3000 Dundee Road, Suite 203, Northbrook, Illinois 60062.


                                                                                        NUMBER
NAME AND ADDRESS OF BENEFICIAL OWNERS                                                 OF SHARES       % OWNED
-------------------------------------                                                 ---------       -------
Green Equity Investors II, L.P..................................................      1,440,000          67%
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Green Equity Investors III, L.P.................................................        524,605          24%
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Leonard I. Green (1)(2).........................................................      1,964,605          91%
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

John G. Danhakl (1)(2)..........................................................      1,964,605          91%
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Peter J. Nolan (1)(2)...........................................................      1,964,605          91%
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Jonathan A. Seiffer (1)(2)......................................................      1,964,605          91%
1111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Kenneth L. Serota...............................................................         93,746           4%

Scott T. Champion...............................................................         22,344           1%

Gene A. Hall....................................................................         22,344           1%

Randall W. Cope.................................................................         10,725            *

Daniel D. Lewis................................................................              --            *

All directors and executive officers as a group (11 persons) (3)................      2,124,936          98%

-------------------

*    Less than one percent.

(1) The shares shown as beneficially owned by Messrs., Green, Danhakl, Nolan and Seiffer represent 1,440,000 shares owned of record by Green Equity Investors II, L.P., or GEI II. GEI II is a Delaware limited partnership managed by Leonard Green & Partners, L.P., which is an affiliate of the general partner of GEI II. Each of Leonard I. Green, Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan, Jonathan A. Seiffer and John M. Baumer, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Leonard Green & Partners, L.P. and such general partner. Leonard Green & Partners, L.P. and such general partner may be deemed to control the voting and disposition of the shares of Common Stock owned by GEI II. As such, Messrs. Green, Danhakl, Nolan and Seiffer may be deemed to have shared voting and investment power with respect to all shares held by GEI II. However, such individuals disclaim beneficial ownership of the securities held by GEI II, except to the extent of their respective pecuniary interests therein.

(2) The shares shown as beneficially owned by Messrs. Green, Danhakl, Nolan and Seiffer represent 524,605 shares owned of record by Green Equity Investors III, L.P., or GEI III. GEI III is a Delaware limited partnership managed by Leonard Green & Partners, L.P., which is an affiliate of the general partner of GEI III. Green Equity Investors Side III, L.P. ("GEI Side") is a Delaware limited partnership with the same general partner and manager as GEI III, and which invests in tandem with GEI III, with GEI Side's investments representing less than 1% of the amount invested in each transaction. Accordingly, references to GEI III herein include references to GEI Side. Each of Leonard I. Green, Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan, Jonathan A. Seiffer and John M. Baumer, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Leonard Green & Partners, L.P. and the general partner of GEI III and GEI Side. Leonard Green & Partners, L.P. and such general partner may be deemed to control the voting and disposition of the shares of Common Stock owned by GEI III and GEI Side. As such, Messrs. Green, Danhakl, Nolan and Seiffer may be deemed to have shared voting and investment power with respect to all shares held by GEI III and GEI Side. However, such individuals disclaim beneficial ownership of the securities held by GEI III, except to the extent of their respective pecuniary interests therein.

(3)  Includes the shares referred to in notes 1 and 2 above.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


EMPLOYMENT AGREEMENT

         The Company has employment agreements and arrangements with its Chief Executive Officer. See Item 11. "Executive Compensation--Employment Agreement."

MANAGEMENT SERVICES AGREEMENT

         On April 18, 2000, LGO entered into a management services agreement with Leonard Green & Partners, L.P., an affiliate of each of GEI II and GEI III, which acts as the manager under the agreement. The management services agreement provides that the manager will provide management, consulting and financial planning services and transaction-related financial advisory and investment banking services to LGO. The manager receives an annual fee of approximately $1.5 million as compensation for its management, consulting and financial planning services, which is payable in equal monthly installments and is subordinated in right of payment to the Notes, the Debentures and the Amended Credit Facility. The manager also receives reasonable and customary fees for transaction-related services and is reimbursed for out-of-pocket expenses. The management services agreement terminates on January 27, 2010.

         The Company paid approximately $1.3 million and $1.5 million in management fees in 2000 and 2001, respectively, and $356,000 and $475,000 in other fees, in 2000 and 2001, respectively, to the manager. The Company is also obligated to pay other fees of $475,000 to the manager, of which $350,000 will be paid in 2002 and the remaining $125,000 will be paid in 2003.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      Consolidated Financial Statements.

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

         Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001.

         Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1999, 2000, and 2001.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001.

         Notes to Consolidated Financial Statements.

2. The following consolidated financial statement schedule of the Company and the related Independent Auditors' Report are included in this Form 10-K/A on pages S-1 and S-2: Independent Auditors' Report - Schedule II
         - Valuation and Qualifying Accounts. All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned consolidated financial statements.

3.       The exhibits filed as a part of this report are listed in the following
         Exhibit Index.

                                  EXHIBIT INDEX

EXHIBIT
NO.                        ITEMS
---                        -----
2.1      Asset Purchase Agreement dated as of November 21, 1997, among Liberty            Incorporated by reference to
         Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),          Exhibit 2.1 included on the
         Liberty Group Operating, Inc., Hollinger International Inc., APAC-90             Company's Registration Statement
         Inc., American Publishing, and APAC-95, Inc.                                     on Form S-4 (Registration No.
                                                                                          333-46957) (the "Company's S-4").

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
         Inc., APAL-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.

EXHIBIT
NO.                        ITEMS
---                        -----
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
                                                                                          "Company's 2000 10-K").

EXHIBIT
NO.                        ITEMS
---                        -----
*10.3    Management Stockholders Agreement, dated as of January 27, 1998, among           Incorporated by reference to
         Liberty Group Publishing, Inc., Green Equity Investors II, L.P. and              Exhibit 10.2 on the Company's
         Kenneth L. Serota.                                                               S-4.

*10.4    Amended and Restated Management Subscription and Stockholders                    Incorporated by reference to
         Agreement, dated as of February 1, 2000, by and between Liberty Group            Exhibit 10.3 included on the
         Publishing, Inc., Green Equity Investors II, L.P. and Scott T. Champion.         Company's 1999 10-K.

*10.5    Amended and Restated Management Subscription and Stockholders                    Incorporated by reference to
         Agreement, dated as of February 1, 2000, by and between Liberty Group            Exhibit 10.4 included on the
         Publishing, Inc., Green Equity Investors II, L.P. and Kevin O'Shea.              Company's 1999 10-K

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

10.14    Amended and Restated Credit Agreement dated as of April 18, 2000, among          Incorporated by reference to
         Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the lenders       Exhibit 10.14 included on the
         party thereto, Citicorp USA, Inc., Citibank N.A., DB Banc Alex Brown LLC,        Company's 2000 10-K.
         Wells Fargo Bank, N.A., and Bank of America, N.A.

10.15    Guarantor Pledge and Security Agreement dated as of January 27, 1998             Incorporated by reference to
         among Liberty Group Publishing, Inc., Liberty Group Arizona Holdings, Inc.,      Exhibit 10.6 included on the
         Liberty Group Arkansas Holdings, Inc., Liberty Group California Holdings,        Company's S-4.
         Inc., Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
         Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Michigan Holdings, Inc.
         Liberty Group Minnesota Holdings, Inc., Liberty Group Missouri Holdings, Inc.,
         Liberty Group New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc.,
         Liberty Group Management Services, Inc. and Citicorp USA, Inc.

EXHIBIT
NO.                        ITEMS
---                        -----
10.16    Borrower Pledge and Security Agreement dated as of January 27, 1998              Incorporated by reference to
         between Liberty Group Operating, Inc. and Citicorp USA, Inc.                     Exhibit 10.7 included on the
                                                                                          Company's S-4.

*10.17   Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation Plan.         Incorporated by reference to
                                                                                          Exhibit 10.10 included on the
                                                                                          Company's Annual Report on Form
                                                                                          10-K for the period ended
                                                                                          December 31, 1998 (the
                                                                                          "Company's 1998 10-K").

*10.18   Liberty Group Publishing, Inc.'s Executive Benefit Plan.                         Incorporated by reference to
                                                                                          Exhibit 10.11 included on the
                                                                                          Company's 1998 10-K.

*10.19   Liberty Group Publishing, Inc.'s Executive Deferral Plan.                        Incorporated by reference to
                                                                                          Exhibit 10.12 included on the
                                                                                          Company's 1998 10-K.

*10.20   Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                         Incorporated by reference to
                                                                                          Exhibit 10.15 included on the
                                                                                          Company's 1999 10-K.

10.21    First Amendment to Credit Agreement dated as of May 10, 2001,                    Incorporated by reference to
         among Liberty Group Operating, Inc., Liberty Group Publishing, Inc.,             Exhibit 99 included on the
         the lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                 Company's March 31, 2001 10-Q.

10.22    First Supplemental Indenture dated December 13, 2001, between Liberty            Previously filed.
         Group Publishing, Inc. and State Street Bank and Trust Company.

10.23    Second Amendment to Credit Agreement and Limited Waiver and Consent              Previously filed.
         dated as of December 14, 2001 among Liberty Group Operating, Inc.,
         Liberty Group Publishing, Inc. the lenders party thereto, Citibank, N.A. and
         Citicorp USA, Inc.

10.24    Guaranty, Indemnity and Subordination Agreement, dated as of                     Included herewith.
         January 27, 1998, entered into by Liberty Group Publishing, Inc.,
         Liberty Group Arizona Holdings, Inc., Liberty Group Arkansas
         Holdings, Inc., Liberty Group California Holdings, Inc., Liberty Group
         Illinois Holdings, Inc., Liberty Group Iowa Holdings, Inc., Liberty Group
         Kansas Holdings, Inc., Liberty Group Michigan Holdings, Inc., Liberty Group
         Minnesota Holdings, Inc., Liberty Group Missouri Holdings, Inc., Liberty Group
         New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc. and
         Liberty Group Management Services, Inc., for the benefit of the Beneficiaries
         (as defined therein).

21       Subsidiaries of Liberty Group Publishing, Inc.                                   Previously filed.

----------------
*        Management Contract/Compensatory Plan or Arrangement

         The Company has agreed to furnish to the Commission, upon request, a copy of each agreement defining the rights of holders of long-term debt not filed herewith in reliance upon the exemption from filing applicable to any such agreement pursuant to which the total amount of securities authorized does not exceed 10% of the total consolidated assets of the Company.

(b) The Company did not file any current reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

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

                                        /s/ KPMG LLP

Chicago, Illinois
March 18, 2002

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                           2000           2001
                                                                                           ----           ----
Assets
Current assets:
   Cash and cash equivalents ......................................................     $   1,036      $   1,474
   Accounts receivable, net of allowance for doubtful accounts of $1,523 and
      $1,458 at December 31, 2000 and 2001, respectively ..........................        22,605         21,398
   Inventory ......................................................................         3,042          2,824
   Prepaid expenses ...............................................................         1,169          1,602
   Other current assets ...........................................................           144             25
                                                                                        ---------      ---------
Total current assets ..............................................................        27,996         27,323
   Property, plant and equipment, net .............................................        55,817         52,536
   Intangible assets, net .........................................................       467,604        452,418
   Deferred financing costs, net ..................................................        11,682          9,924
   Other assets ...................................................................           402            336
                                                                                        ---------      ---------
Total assets ......................................................................     $ 563,501      $ 542,537
                                                                                        =========      =========
Liabilities and stockholders' deficit
Current liabilities:
   Current portion of Term Loan B .................................................     $   1,000      $   1,000
   Current portion of long-term liabilities .......................................         1,181            981
   Accounts payable ...............................................................         2,253          2,244
   Accrued expenses ...............................................................        16,305         13,394
   Deferred revenue ...............................................................         9,117          9,217
                                                                                        ---------      ---------
Total current liabilities .........................................................        29,856         26,836
Long-term liabilities:
   Borrowings under revolving credit facility .....................................        49,400         42,950
   Term Loan B, less current portion ..............................................        98,500         97,500
   Long-term liabilities, less current portion ....................................         2,338          1,518
   Senior subordinated notes ......................................................       180,000        180,000
   Senior discount debentures, redemption value $89,000 ...........................        70,327         78,740
   Deferred income taxes ..........................................................        23,026         24,586
                                                                                        ---------      ---------
Total liabilities .................................................................       453,447        452,130
Mandatorily Redeemable Preferred Stock:
   Series A 14 3/4 Senior Redeemable Exchangeable Cumulative Preferred Stock,
      $0.01 par value, 21,000,000 shares authorized, 2,684,086 and 3,102,430 shares issued and outstanding at December 31, 2000 and 2001, respectively.
      Aggregate involuntary liquidation preference $25 plus accrued dividends .....        68,752         79,467
   Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par value,
      250,000 shares authorized, 87,864 and 96,984 shares issued and outstanding
      at December 31, 2000 and 2001, respectively .................................        89,328         98,601
                                                                                        ---------      ---------
Total mandatorily redeemable preferred stock ......................................       158,080        178,068
Stockholders' deficit:
   Common stock, $0.01 par value, 2,655,000 shares authorized, 2,185,177 shares issued and 2,181,177 and 2,158,833 shares outstanding at December 31, 2000
      and 2001, respectively ......................................................            22             22
   Additional paid in capital .....................................................        16,444         16,444
   Notes receivable ...............................................................        (1,183)          (987)
   Accumulated deficit ............................................................       (63,278)      (102,959)
   Treasury stock at cost, 4,000 and 26,344 shares at December 31, 2000 and
      2001, respectively ..........................................................           (31)          (181)
                                                                                        ---------      ---------
Total stockholders' deficit .......................................................       (48,026)       (87,661)
                                                                                        ---------      ---------
Total liabilities and stockholders' deficit .......................................     $ 563,501      $ 542,537
                                                                                        =========      =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                               1999           2000           2001
                                                               ----           ----           ----
REVENUES:
   Advertising ........................................     $ 121,430      $ 150,247      $ 152,382
   Circulation ........................................        27,543         32,318         35,347
   Job printing and other .............................        12,382         12,119         14,251
                                                            ---------      ---------      ---------
Total revenues ........................................       161,355        194,684        201,980

OPERATING COSTS AND EXPENSES:
   Operating costs ....................................        68,351         83,716         90,380
   Selling, general and administrative ................        51,522         63,817         66,581
   Depreciation and amortization ......................        16,657         19,864         21,997
                                                            ---------      ---------      ---------
Income from operations ................................        24,825         27,287         23,022
Interest expense ......................................        30,818         38,412         38,348
Amortization of deferred financing costs ..............         1,495          1,817          2,362
Net gain on exchange and disposition of properties ....        (6,197)            --             --
                                                            ---------      ---------      ---------

Loss before income taxes and extraordinary item .......        (1,291)       (12,942)       (17,688)
Income taxes ..........................................           295            491          2,004
                                                            ---------      ---------      ---------
Loss before extraordinary item ........................        (1,586)       (13,433)       (19,692)
Extraordinary gain on insurance proceeds ..............           485             --             --
                                                            ---------      ---------      ---------
Net loss ..............................................        (1,101)       (13,433)       (19,692)
                                                            ---------      ---------      ---------
Dividends on preferred stock ..........................       (13,595)       (17,018)       (19,989)
                                                            ---------      ---------      ---------
Net loss available to common stockholders .............     $ (14,696)     $ (30,451)     $ (39,681)
                                                            =========      =========      =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    COMMON         COMMON      ADDITIONAL     TREASURY
                                                    STOCK          STOCK        PAID-IN        STOCK
                                                    SHARES         AMOUNT       CAPITAL        SHARES
                                                    ------         ------       -------        ------
Balances at 12/31/98 ...........................   1,600,000     $      16     $   8,144            --
   Repurchase of common shares .................          --            --            --        32,000
   Dividends on senior preferred stock .........          --            --            --            --
   Dividends on junior preferred stock .........          --            --            --            --
   Net loss ....................................          --            --            --            --
   Repayment of notes receivable through
      forgiveness of debt and cash received ....          --            --            --
                                                   ---------     ---------     ---------     ---------
Balances at 12/31/99 ...........................   1,600,000     $      16     $   8,144        32,000
   Stock options exercised .....................          --            --            --       (28,000)
   Issuance of common shares to Green III ......     524,605             5         7,414            --
   Issuance of common shares to management
      including shares issued under Employment
      Agreement Amendment ......................      60,572             1           886            --
   Dividends on senior preferred stock .........          --            --            --            --
   Dividends on junior preferred stock .........          --            --            --            --
   Net loss ....................................          --            --            --            --
   Repayment of notes receivable through
      forgiveness of debt and cash received ....          --            --            --            --
                                                   ---------     ---------     ---------     ---------
Balances at 12/31/00 ...........................   2,185,177     $      22     $  16,444         4,000
   Repurchase of common shares .................          --            --            --        22,344
   Dividends on senior preferred stock .........          --            --            --            --
   Dividends on junior preferred stock .........          --            --            --            --
   Net loss ....................................          --            --            --            --
   Repayment of notes receivable through
      forgiveness of debt and cash received ....          --            --            --            --
                                                   ---------     ---------     ---------     ---------
Balances at 12/31/01 ...........................   2,185,177     $      22     $  16,444        26,344
                                                   =========     =========     =========     =========

          See accompanying notes to consolidated financial statements.

                                                       TREASURY
                                                         STOCK           NOTES       ACCUMULATED
                                                        AMOUNT        RECEIVABLE       DEFICIT         TOTAL
                                                        ------        ----------       -------         -----
Balances at 12/31/98 .............................  $         --      $    (501)     $ (18,051)     $ (10,392)
   Repurchase of common shares ...................          (250)            --             --           (250)
   Dividends on senior preferred stock ...........            --             --         (8,021)        (8,021)
   Dividends on junior preferred stock ...........            --             --         (5,574)        (5,574)
   Net loss ......................................            --             --         (1,101)        (1,101)
   Repayment of notes receivable through
      forgiveness of debt and cash received ......            --            251             --            251
                                                       ---------      ---------      ---------      ---------

Balances at 12/31/99 .............................     $    (250)     $    (250)     $ (32,747)     $ (25,087)
   Stock options exercised .......................           219            (70)           (80)            69
   Issuance of common shares to Green III ........            --             --             --          7,419
   Issuance of common shares to management
      investors including shares issued under
      Employment Agreement Amendment .............            --         (1,026)            --           (139)
   Dividends on senior preferred stock ...........            --             --         (9,271)        (9,271)
   Dividends on junior preferred stock ...........            --             --         (7,747)        (7,747)
   Net loss ......................................            --             --        (13,433)       (13,433)
   Repayment of notes receivable through
      forgiveness of debt and cash received ......            --            163             --            163
                                                       ---------      ---------      ---------      ---------

Balances at 12/31/00 .............................     $     (31)     $  (1,183)     $ (63,278)     $ (48,026)
   Repurchase of common shares ...................          (150)            --             --           (150)
   Dividends on senior preferred stock ...........            --             --        (10,716)       (10,716)
   Dividends on junior preferred stock ...........            --             --         (9,273)        (9,273)
   Net loss ......................................            --             --        (19,692)       (19,692)
   Repayment of notes receivable through
      forgiveness of debt and cash received ......            --            196             --            196
                                                       ---------      ---------      ---------      ---------

Balances at 12/31/01 .............................     $    (181)     $    (987)     $(102,959)     $ (87,661)
                                                       =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                         1999           2000           2001
                                                                         ----           ----           ----
Cash flows from operating activities:
   Net loss .....................................................     $  (1,101)     $ (13,433)     $ (19,692)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization ................................        16,657         19,864         21,997
   Amortization of deferred financing costs .....................         1,495          1,817          2,362
   Accretion of senior discount notes ...........................         6,711          7,518          8,413
   Non-cash compensation ........................................           223            163            109
   Net gain on exchange and disposition of properties ...........        (6,197)            --             --
   Deferred taxes ...............................................            --             --          1,560
   Extraordinary gain ...........................................          (485)            --             --
   Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net ..................................        (1,325)           372          1,354
      Inventory .................................................           139           (467)           218
      Prepaid expenses and other assets .........................        (2,552)          (417)          (314)
      Accounts payable ..........................................        (2,338)           (38)          (242)
      Accrued expenses ..........................................        (3,173)           427         (2,932)
      Deferred revenue ..........................................           445            (72)            92
                                                                      ---------      ---------      ---------
Net cash provided by operating activities .......................         8,499         15,734         12,925
                                                                      ---------      ---------      ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment ...................        (5,687)        (9,654)        (2,715)
   Proceeds on sale of properties ...............................            --          2,103             --
   Acquisitions, net of cash acquired ...........................       (54,822)       (84,541)          (615)
                                                                      ---------      ---------      ---------
Net cash used in investing activities ...........................       (60,509)       (92,092)        (3,330)
                                                                      ---------      ---------      ---------

Cash flows from financing activities:
   Net proceeds from issuing long-term debt .....................            --         98,505             --
   Borrowings (repayments) under revolving credit facility,
      net of fees ...............................................        53,500         71,750         (7,065)
   Net proceeds from issuing preferred stock ....................            --         20,656             --
   Net proceeds from issuing common stock .......................            --          7,419             --
   Repurchase of common stock ...................................          (250)            --            (63)
   Payments of long term debt ...................................            --             --         (1,000)
   Payments on long term liabilities ............................          (405)          (945)        (1,029)
   Payment of debt on prior revolving credit facility ...........            --       (121,850)            --
                                                                      ---------      ---------      ---------
   Net cash provided by (used in) financing activities ..........        52,845         75,535         (9,157)
                                                                      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ............           835           (824)           438
Cash and cash equivalents, at beginning of period ...............         1,025          1,860          1,036
                                                                      ---------      ---------      ---------
Cash and cash equivalents, at end of period .....................     $   1,860      $   1,036      $   1,474
                                                                      =========      =========      =========

Supplemental cash flow disclosure -
   Non cash gain on exchange of properties ......................     $   6,197     $       --      $      --
   Cash interest paid ...........................................        24,107         28,388         32,130
   Income taxes paid ............................................           130            532            505
   Repayment of notes receivable through forgiveness of debt ....           223            163            109

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)   DESCRIPTION OF BUSINESS

         Liberty Group Publishing, Inc. and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 328 publications in 17 states. The Company's total revenues in 2001 were derived from advertising (75%), circulation (18%) and job printing and other (7%). Raw materials, mainly newsprint and ink, are readily available from a number of suppliers. No single display advertiser accounted for greater than one percent, and no single display, accounted for greater than 10%, of the Company's total revenues in 2001.

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

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

         (F)   INTANGIBLE ASSETS

         Intangible assets consist of subscriber and advertiser relationships, mastheads, non-compete agreements with former owners of acquired newspapers, and the excess of acquisition costs over the estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals. Amortization is calculated using the straight-line method over the respective estimated useful lives ranging from 33 years for subscriber intangibles, up to 10 years for noncompetition agreements depending upon the specifics of the agreement, and 40 years for mastheads, advertiser intangibles and goodwill.

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

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

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

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                       2000            2001
                                                                                       ----            ----
Land...........................................................................     $    8,112     $     8,125
Buildings and improvements ....................................................         26,410          26,841
Machinery and equipment .......................................................         26,992          28,965
Furniture and fixtures ........................................................          2,932           3,199
                                                                                    ----------     -----------
                                                                                        64,446          67,130
Less accumulated depreciation and amortization.................................         (8,629)        (14,594)
                                                                                    ----------     -----------
                                                                                    $   55,817     $    52,536
                                                                                    ==========     ===========

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

(4)      INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                       2000            2001
                                                                                       ----            ----
Non-compete agreements.........................................................     $   17,351     $    17,536
Subscriber relationships ......................................................         53,348          53,385
Advertiser relationships ......................................................        202,606         202,756
Mastheads .....................................................................         19,149          19,168
Goodwill ......................................................................        212,103         212,528
                                                                                    ----------     -----------
                                                                                       504,557         505,373
Less accumulated amortization..................................................        (36,953)        (52,955)
                                                                                    ----------     -----------
                                                                                    $  467,604     $   452,418
                                                                                    ==========     ===========

(5)      ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                       2000            2001
                                                                                       ----            ----
Accrued payroll................................................................     $    1,500     $     1,823
Accrued vacation ..............................................................            646             594
Accrued bonus .................................................................          1,509             853
Accrued interest ..............................................................         10,160           7,949
Accrued other .................................................................          2,490           2,175
                                                                                    ----------     -----------
                                                                                    $   16,305     $    13,394
                                                                                    ==========     ===========

(6)      SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT DEBENTURES

         The Senior Subordinated Notes and Senior Discount Debentures consist of the following:

                                                                                           DECEMBER 31
                                                                                           -----------
                                                                                       2000            2001
                                                                                       ----            ----
Liberty Group Operating, Inc.
   9 3/8% Senior Subordinated Notes Due February 1, 2008.......................     $  180,000     $   180,000
Liberty Group Publishing, Inc.
   11 5/8% Senior Discount Debentures $89,000 Redemption Value
   Due February 1, 2009 .......................................................         70,327          78,740
                                                                                    ----------     -----------
Total Senior Subordinated Notes and Senior Discount Debentures.................        250,327         258,740
Less current installments .....................................................             --              --
                                                                                    ----------     -----------
Total Senior Subordinated Notes and Senior Discount
   Debentures, excluding current installments..................................     $  250,327     $   258,740
                                                                                    ==========     ===========

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

         The acquisition of 166 newspapers from Hollinger in January 1998 was financed in part by: (i) $180,000 from the issuance and sale by the Operating Company of $180,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11 5/8% Senior Discount Debentures (the "Debentures") due February 1, 2009.

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

         The indenture governing the Debentures contains covenants that, among other things, limit the ability of LGP and its subsidiaries, including the Operating Company, to make investments or other loans or to pay dividends or make other specified restricted payments. These provisions generally prohibit, subject to certain exceptions and financial performance criteria, dividend payments, loans or advances by LGP or by the Operating Company to LGP without the consent of the holders of the Debentures.

         The Debentures issued by LGP are general unsecured obligations and pay no cash interest until February 1, 2003. The Debentures will, however, accrete on a semi-annual equivalent bonds basis to a full principal amount of $89,000 on February 1, 2003. Thereafter, cash interest on the Debentures will accrue and be payable semi-annually on February 1 and August 1 of each year. The Debentures are redeemable for cash at the option of LGP any time after February 1, 2003 at stipulated redemption amounts. In the event of a change in control of LGP, and subject to certain conditions, the holders of the Debentures have the right to require LGP to repurchase all of the Debentures at a price equal to 101% of the accreted value thereof, plus accrued and unpaid interest, to the repurchase date, if purchased prior to February 1, 2003, and at a price of 101% of the principal amount at maturity thereof, plus accrued and unpaid interest to the repurchase date if purchased on or after February 1, 2003. LGP is dependent upon the cash flows of the Operating Company to service these debt repayment requirements.

(7)      REVOLVING CREDIT FACILITY AND TERM LOAN B

         On April 18, 2000, the Company entered into an agreement to amend and restate its $175,000 revolving credit facility. The amendment and restatement extended the maturity date of the revolving credit facility from January 2003 to March 2005, and included the issuance of a $100,000 Term Loan B. The Term Loan B matures in March 2007 and requires annual principal payments of $500 in 2000, $1,000 from 2001 through 2004, $36,125 in 2005, $47,500 in 2006, and $11,875 in
2007.

         On May 10, 2001, the Operating Company entered into an amendment to its Amended Credit Facility. The amendment decreased the aggregate commitment available under the revolving credit facility from $175,000 to $135,000 and amended the Cash Coverage Ratio and Senior Leverage Ratio as defined within the Amended Credit Facility.

         The Term Loan B and the revolving credit facility bear interest at the Operating Company's option equal to the Base Rate (as defined in the Amended Credit Facility) or the adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. There is an individual margin applicable to each of the Term Loan B and the revolving credit facility. The Operating Company pays a fee on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. At December 31, 2001, the Operating Company had utilized $42,950 of the revolving credit facility and $98,500 of the Term Loan B. The average interest rate on borrowings under the Amended Credit Facility for 2001 was 8.1%.

         The Amended Credit Facility contains certain financial covenants and other limitations on LGP and the Operating Company, including restrictions on the ability of LGP and its subsidiaries, including the Operating Company, to make investments or other loans or to pay dividends or make other specified restricted payments. These provisions generally prohibit dividend payments, loans or advances by LGP or by the Operating Company to LGP without the consent of the lenders under the Amended Credit Facility.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

(8)      LONG-TERM LIABILITIES

         Long-term liabilities principally represent amounts due under non-interest-bearing non-compete agreements, deferred acquisition consideration and principal payments on capital leases through 2008.

         The aggregate amount of payments related to long-term liabilities at December 31, 2001 are as follows:

         2002......................................................  $    981
         2003......................................................       511
         2004......................................................       286
         2005......................................................       282
         2006......................................................       177
         Thereafter................................................       262
                                                                     --------
                                                                     $  2,499
                                                                     ========
(9)      COMMON STOCK

         In February 2000, the Company effected a 20-to-1 stock split of LGP's common stock, par value $0.01 per share (the "Common Stock"). All share data has been retroactively restated to account for this stock split. The Company then authorized the issuance of 55,000 additional shares of Common Stock, of which 49,500 shares were made available in the form of stock options for local publishers. Management investors also received 4,400 of these new shares to eliminate any dilution of their original holdings that will result from the issuance of shares under the Company's stock option plan.

         On April 18, 2000, the Company approved the authorization of an additional 1,000,000 shares of Common Stock. Also on this date, the Company raised approximately $7,419, net of issuance costs of $450, from the issuance of 524,605 shares of Common Stock at $15 per share to Green Equity Investors III, L.P. ("Green III").

         On August 11, 2000, Operating Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("Green II") and Green III entered into an Amendment to the Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which the Employment Agreement, dated as of November 21, 1997, between Operating Company, the Executive, and LGP was amended. Under and pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock") (collectively, the "Loan Equity") for an aggregate purchase price of $250. In addition, the Company issued and sold to the Executive 23,174 shares of Common Stock for a purchase price per share of $15.00 for an aggregate purchase price of $348.

         On December 15, 2000, the Company issued and sold to management 28,626 shares of Common Stock for an aggregate purchase price of $429.

         During 2001, the Company repurchased 22,344 shares of Common Stock from former management stockholders, the purchase price was paid through loan forgiveness and $63 in cash.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

(10)     MANDATORILY REDEEMABLE PREFERRED STOCK

         LGP has the authority to issue up to 23,905,000 shares of capital stock, of which 21,250,000 shares are designated as Preferred Stock, par value $0.01 per share, and 2,655,000 shares are designated as Common Stock. The acquisition of 166 newspapers from APC in January 1998, was financed in part from the proceeds of (i) $45,000 from the issuance and sale of 1,800,000 shares of 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock"), (ii) $49,000 from the issuance and sale of 49,000 shares of Junior Preferred Stock, and (iii) $8,000 from the issuance and sale of 1,600,000 shares of Common Stock.

         On April 18, 2000, the Company raised approximately $20,631, net of issuance costs of $1,500, from the issuance of 22,131 shares of its Junior Preferred Stock to Green III at $1,000.00 per share.

         On August 18, 2000, under and pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock of the Registrant and 184.42 shares of Junior Preferred Stock (collectively, the "Loan Equity") for an aggregate purchase price of $250. See further discussion under Note 9.

         The Senior Preferred Stock issued by the Company is senior to the Common Stock and Junior Preferred Stock, with respect to dividend distributions and distributions upon the liquidation, winding up or dissolution of the Company. Dividends may be paid, at the Company's option, at any dividend payment date in cash or in additional shares of Senior Preferred Stock having a liquidation preference equal to the dividend amount. The liquidation preference of the Senior Preferred Stock is $25.00 per share.

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

         Except as required by law, the holders of shares of Senior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of the Company. Subject to certain conditions, the Senior Preferred Stock is exchangeable, on any dividend payment date, in whole, but not in part, at the option of the Company for 14 3/4% Senior Subordinated Debentures (the "Exchange Debentures") of the Company maturing February 1, 2010. The Exchange Debentures are redeemable prior to maturity on substantially the same terms as the Senior Preferred Stock. Since inception, the Company has elected to pay all of its Senior Preferred Dividends in additional shares of Senior Preferred Stock. At December 31, 2001, the Company had accumulated but undeclared dividends of $1,907.

         The Junior Preferred Stock issued is senior to the Common Stock, with respect to dividend distributions and distributions upon the liquidation, winding up or dissolution of the Company. Dividends may be paid, at the Company's option, at any dividend payment date in cash or in additional shares of Junior Preferred Stock having a liquidation preference equal to the dividend amount.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

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

(11)     INCOME TAXES

         Income taxes for the periods shown below consisted of:

                                                                          CURRENT      DEFERRED        TOTAL
                                                                          -------      --------        -----
Year ended December 31, 1999:
   U.S. Federal......................................................    $      --    $      --      $      --
   State and local ..................................................          295           --            295
                                                                         ---------    ---------      ---------
                                                                         $     295    $      --      $     295
                                                                         =========    =========      =========
Year ended December 31, 2000:
   U.S. Federal......................................................    $      --    $      --      $      --
   State and local ..................................................          491           --            491
                                                                         ---------    ---------      ---------
                                                                         $     491    $      --      $     491
                                                                         =========    =========      =========
Year ended December 31, 2001:
   U.S. Federal......................................................    $      --    $   1,205      $   1,205
   State and local ..................................................          444          355            799
                                                                         ---------    ---------      ---------
                                                                         $     444    $   1,560      $   2,004
                                                                         =========    =========      =========

         Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes and extraordinary item as a result of the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                         1999          2000          2001
                                                                         ----          ----          ----
Computed "expected" tax benefit .................................     $   (274)     $ (4,400)     $ (6,014)
Increase in income taxes resulting from:
   Amortization of nondeductible goodwill .......................          233           394         1,687
   State and local income taxes .................................          195           324           527
   Nondeductible meals and entertainment ........................           40           110            96
   Cancellation of debt resulting in income for tax purposes ....           --            --        12,023
   Nondeductible expenses .......................................            3             4            87
Change in Federal valuation allowance ...........................           98         4,059        (6,402)
                                                                      --------      --------      --------
                                                                      $    295      $    491      $  2,004
                                                                      ========      ========      ========

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                                DECEMBER 31
                                                                                                -----------
                                                                                             2000          2001
                                                                                             ----          ----
Deferred tax assets:
   Accounts receivable, principally due to allowance for doubtful accounts ...........     $    622      $    408
   Accrued expenses ..................................................................        1,207         2,119
   Net operating losses ..............................................................       20,776        16,979
                                                                                           --------      --------
Gross deferred tax assets ............................................................       22,605        19,506
Less: valuation allowance ............................................................       (7,531)           --
                                                                                           --------      --------
Net deferred tax assets ..............................................................       15,074        19,506
                                                                                           --------      --------

Deferred tax liabilities:
Long-lived assets, principally due to differences in depreciation and amortization ...        8,789        19,200
Intangible assets, principally due to differences in amortization ....................       29,311        24,892
                                                                                           --------      --------
                                                                                             38,100        44,092
                                                                                           --------      --------
Net deferred tax liability ...........................................................     $ 23,026      $  4,586
                                                                                           ========      ========

         During 2001, an aggregate of approximately 78% of the Debentures were purchased in the open market at a discount by GEI II and GEI III. This discount resulted in a cancellation of indebtedness for Federal income tax purposes.

         The valuation allowance increased by $7,531 in 2000 and decreased by $7,531 in 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. In assessing the realizability of the Company's deferred tax assets, which are principally net operating loss carry-forwards, management considers the reversal of deferred tax liabilities which are scheduled to reverse during the carry-forward period and tax planning strategies.

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

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

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

(13)     STOCK OPTION PLANS

         In February 1999, the Company adopted its 1999 Stock Option Plan (the "Plan") under which certain employees may be granted the right to purchase shares of Common Stock. Pursuant to the Plan, the Company has granted incentive stock options and two types of non-qualified stock options, one type for publishers and the other type for corporate employees. The Company has reserved an aggregate of 49,480 shares of Common Stock for issuance under the Plan. Stock options may be exercised only to the extent they have vested in accordance with the provisions described in the individual option award agreements. Generally, options vest under the incentive stock option awards on the first anniversary of the grant date. Generally, under the non-qualified stock option awards for publishers, options vest with respect to 50% of the shares on the third anniversary of the grant date and with respect to the remaining 50% on the eighth anniversary of the grant date. However, the vesting period for the remaining 50% may be accelerated if certain financial targets are met. Generally, options vest under the non-qualified stock option awards for corporate

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES employees on the third anniversary of the grant date.

         The Company applies APB 25 in accounting for the Plan. All options under the Plan have been granted at exercise prices not less than the fair value at the date of grant. Accordingly, no compensation expense has been recognized in the financial statements for the Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock option plan under SFAS 123, the Company's net loss for each of the years in the three-year period ended December 31, 2001 would have been the pro forma amounts indicated below:

                                              1999         2000         2001
                                              ----         ----         ----
             Net loss
                As reported.............    $(1,101)    $(13,433)     $(19,692)
                Pro forma...............     (1,162)     (13,449)      (19,701)

         Under the Plan, the exercise price of each option equals the fair value of the Company's Common Stock on the date of grant. The per share weighted-average fair value of stock options granted during 1999 and 2000 using the Black-Scholes option pricing model was $1.87 and $4.79, respectively. For purposes of calculating compensation costs consistent with SFAS 123, the fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of approximately 0%, risk-free interest rate of 4.75% and 6.62% for 1999 and 2000, respectively, and an expected life of 10 years. Stock option activity for the periods indicated is as follows:

                                                             WEIGHTED-AVERAGE
                                                  SHARES      EXERCISE PRICE
                                                  ------      --------------

Outstanding at date of adoption .............         --         $     --
   Granted ..................................     59,075             5.00
   Canceled .................................        400             5.00
                                                  ------           ------
Outstanding on December 31, 1999 ............     58,675             5.00
                                                  ======           ======
   Granted ..................................     11,650            10.00
   Canceled .................................      6,700             7.54
   Exercised ................................     28,000             5.00
                                                  ------           ------
Outstanding on December 31, 2000 ............     35,625             6.16
                                                  ======           ======
   Canceled .................................      9,050             7.52
                                                  ------           ------
Outstanding on December 31, 2001 ............     26,575           $ 5.62
                                                  ======           ======

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                                WEIGHTED-          WEIGHTED-                     WEIGHTED-
                                                 AVERAGE            AVERAGE                       AVERAGE
EXERCISE                        OPTIONS         REMAINING          EXERCISE        OPTIONS       EXERCISE
PRICE                         OUTSTANDING    CONTRACTUAL LIFE        PRICE       EXERCISABLE       PRICE
-----                         -----------    ----------------        -----       -----------       -----
$ 5.00.....................      23,400         7.08  Years        $    5.00          4,805      $    5.00
$ 10.00....................       3,175         8.08               $   10.00            149          10.00
                                -------         ----               ---------      ---------      ---------
                                 26,575         7.20  Years        $    5.62          4,954      $    5.15
                                =======         ====               =========      =========      =========

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

(14)     RELATED PARTY TRANSACTIONS

EXECUTIVE STOCK INVESTMENTS

         Upon the commencement of his employment in January 1998, the Company loaned the Chief Executive Officer $250 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001.

         In addition, certain other executives were given the opportunity to purchase Common Stock. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Board of Directors approved the forgiveness of these loans including accrued interest, in 3 equal installments in January 1999, 2000, and 2001. The Company has the right to repurchase the Common Stock at the original cost if the executive terminates his employment or is terminated for cause.

         On August 11, 2000, Operating Company, Inc., the Executive, LGP, Green II and Green III entered into the Employment Agreement Amendment, pursuant to which the Employment Agreement, dated as of November 21, 1997, between the Operating Company, the Executive and LGP was amended. Under and pursuant to the Employment Agreement Amendment, the Company issued and sold to the Executive 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock for an aggregate purchase price of $250. In addition, the Company issued and sold to the Executive 23,174 shares of Common Stock for a purchase price per share of $15.00 for an aggregate purchase price of $348.

         On December 15, 2000, the Company issued and sold to management investors 28,626 shares of Common Stock for an aggregate purchase price of $429.

         During 2001, the Company repurchased 22,344 shares of Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and $63 in cash.

OTHER RELATED PARTY TRANSACTIONS

         The Company paid $1,320 and $1,480 in management fees in 2000 and 2001, respectively, and $356 and $475 in other fees in 2000 and 2001, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $475 at December 31, 2001.

(15)     NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test.

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

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. SFAS No. 143 must be applied starting with fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that the adoption of SFAS No. 143 will have on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB No.
30. The provisions of SFAS No. 144 are effective for financial statements beginning after December 15, 2001, but allow for early application. The Company plans to adopt this standard as of the beginning of its new fiscal year on January 1, 2002. The Company is currently evaluating the impact of SFAS No. 144 will have on its results of operations and financial condition.

(16)     SUBSEQUENT EVENTS

         On January 7, 2002, the Company sold the assets of The Ottumwa Courier, a daily newspaper with a circulation of approximately 15,000. Along with the Courier, the property publishes five other shopper publications. The total sales price was $26,519 resulting in a gain for financial statement purposes of $7,117, or a gain of $4,342, net of the tax effect of $2,775.

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

                                          /s/ KPMG LLP

Chicago, Illinois
March 18, 2002

                                   SCHEDULE II

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                ALLOWANCE FOR
                  DOUBTFUL                                    BEGINNING    BAD DEBT                    ENDING
                  ACCOUNTS                                     BALANCE      EXPENSE    WRITE-OFFS      BALANCE
                  --------                                     -------      -------    ----------      -------
Year ended December 31, 1999............................    $     1,182   $      912   $     (953)   $      1,141
Year ended December 31, 2000............................    $     1,141   $    1,771   $   (1,389)   $      1,523
Year ended December 31, 2001............................    $     1,523   $    1,249   $   (1,314)   $      1,458

          See accompanying Independent Auditors' Report on Schedule II.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2002             LIBERTY GROUP PUBLISHING, INC. (Registrant)

                                     By /s/ KENNETH L. SEROTA
                                        ----------------------------------------
                                     Kenneth L. Serota,
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

Dated: November 20, 2002             /s/ KENNETH L. SEROTA
                                     -------------------------------------------
                                     Kenneth L. Serota,
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors

Dated: November 20, 2002             /s/ DANIEL D. LEWIS
                                     -------------------------------------------
                                     Daniel D. Lewis,
                                     Chief Financial Officer

Dated: November 20, 2002             /s/ SCOTT T. CHAMPION
                                     -------------------------------------------
                                     Scott T. Champion, Director

Dated: November 20, 2002             /s/ LEONARD I. GREEN
                                     -------------------------------------------
                                     Leonard I. Green, Director

Dated: November 20, 2002             /s/ JOHN G. DANHAKL
                                     -------------------------------------------
                                     John G. Danhakl, Director

Dated: November 20, 2002             /s/ PETER J. NOLAN
                                     -------------------------------------------
                                     Peter J. Nolan, Director

Dated: November 20, 2002             /s/ JONATHAN A. SEIFFER
                                     -------------------------------------------
                                     Jonathan A. Seiffer, Director

                                  CERTIFICATION


I, Kenneth L. Serota, certify that:

1. I have reviewed this annual report on Form 10-K/A of Liberty Group Publishing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: November 20, 2002


                                      /s/ KENNETH L. SEROTA
                                     -------------------------------------------
                                      Name:  Kenneth L. Serota
                                      Title: President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors

                                  CERTIFICATION


I, Daniel D. Lewis, certify that:

1. I have reviewed this annual report on Form 10-K/A of Liberty Group Publishing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: November 20, 2002


                                      /s/ DANIEL D. LEWIS
                                     -------------------------------------------
                                      Name:  Daniel D. Lewis
                                      Title: Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NO.               ITEMS
---               -----
2.1      Asset Purchase Agreement dated as of November 21, 1997, among Liberty            Incorporated by reference to
         Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),          Exhibit 2.1 included on the
         Liberty Group Operating, Inc., Hollinger International Inc., APAC-90             Company's Registration Statement
         Inc., American Publishing, and APAC-95, Inc.                                     on Form S-4 (Registration No.
                                                                                          333-46957) (the "Company's S-4").

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

EXHIBIT
NO.               ITEMS
---               -----
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

*10.3    Management Stockholders Agreement, dated as of January 27, 1998, among           Incorporated by reference to
         Liberty Group Publishing, Inc., Green Equity Investors II, L.P. and              Exhibit 10.2 on the Company's
         Kenneth L. Serota.                                                               S-4.

*10.4    Amended and Restated Management Subscription and Stockholders                    Incorporated by reference to
         Agreement, dated as of February 1, 2000, by and between Liberty Group            Exhibit 10.3 included on the
         Publishing, Inc., Green Equity Investors II, L.P. and Scott T. Champion.         Company's 1999 10-K.

*10.5    Amended and Restated Management Subscription and Stockholders                    Incorporated by reference to
         Agreement, dated as of February 1, 2000, by and between Liberty Group            Exhibit 10.4 included on the
         Publishing, Inc., Green Equity Investors II, L.P. and Kevin O'Shea.              Company's 1999 10-K

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

EXHIBIT
NO.               ITEMS
---               -----
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

10.14    Amended and Restated Credit Agreement dated as of April 18, 2000, among          Incorporated by reference to
         Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the lenders       Exhibit 10.14 included on the
         party thereto, Citicorp USA, Inc., Citibank N.A., DB Banc Alex Brown LLC,        Company's 2000 10-K.
         Wells Fargo Bank, N.A., and Bank of America, N.A.

10.15    Guarantor Pledge and Security Agreement dated as of January 27, 1998             Incorporated by reference to
         among Liberty Group Publishing, Inc., Liberty Group Arizona Holdings, Inc.,      Exhibit 10.6 included on the
         Liberty Group Arkansas Holdings, Inc., Liberty Group California Holdings,        Company's S-4.
         Inc., Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
         Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Michigan Holdings, Inc.
         Liberty Group Minnesota Holdings, Inc., Liberty Group Missouri Holdings, Inc.,
         Liberty Group New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc.,
         Liberty Group Management Services, Inc. and Citicorp USA, Inc.

10.16    Borrower Pledge and Security Agreement dated as of January 27, 1998              Incorporated by reference to
         between Liberty Group Operating, Inc. and Citicorp USA, Inc.                     Exhibit 10.7 included on the
                                                                                          Company's S-4.

*10.17   Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation Plan.         Incorporated by reference to
                                                                                          Exhibit 10.10 included on the
                                                                                          Company's Annual Report on Form
                                                                                          10-K for the period ended
                                                                                          December 31, 1998 (the
                                                                                          "Company's 1998 10-K").

*10.18   Liberty Group Publishing, Inc.'s Executive Benefit Plan.                         Incorporated by reference to
                                                                                          Exhibit 10.11 included on the
                                                                                          Company's 1998 10-K.

*10.19   Liberty Group Publishing, Inc.'s Executive Deferral Plan.                        Incorporated by reference to
                                                                                          Exhibit 10.12 included on the
                                                                                          Company's 1998 10-K.

*10.20   Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                         Incorporated by reference to
                                                                                          Exhibit 10.15 included on the
                                                                                          Company's 1999 10-K.

10.21    First Amendment to Credit Agreement dated as of May 10, 2001,                    Incorporated by reference to
         among Liberty Group Operating, Inc., Liberty Group Publishing, Inc.,             Exhibit 99 included on the
         the lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                 Company's March 31, 2001 10-Q.

10.22    First Supplemental Indenture dated December 13, 2001, between                    Previously filed.
         Liberty Group Publishing, Inc. and State Street Bank and Trust
         Company.

10.23    Second Amendment to Credit Agreement and Limited Waiver and Consent              Previously filed.
         dated as of December 14, 2001 among Liberty Group Operating, Inc.,
         Liberty Group Publishing, Inc. the lenders party thereto, Citibank, N.A. and
         Citicorp USA, Inc.

10.24    Guaranty, Indemnity and Subordination Agreement, dated as of                     Included herewith.
         January 27, 1998, entered into by Liberty Group Publishing, Inc.,
         Liberty Group Arizona Holdings, Inc., Liberty Group Arkansas
         Holdings, Inc., Liberty Group California Holdings, Inc., Liberty Group
         Illinois Holdings, Inc., Liberty Group Iowa Holdings, Inc., Liberty Group
         Kansas Holdings, Inc., Liberty Group Michigan Holdings, Inc., Liberty Group
         Minnesota Holdings, Inc., Liberty Group Missouri Holdings, Inc., Liberty Group
         New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc. and
         Liberty Group Management Services, Inc., for the benefit of the Beneficiaries
         (as defined therein).

25       Subsidiaries of Liberty Group Publishing, Inc.                                   Previously filed.

-----------------
*        Management Contract/Compensatory Plan or Arrangement

         The Company has agreed to furnish to the Commission, upon request, a copy of each agreement defining the rights of holders of long-term debt not filed herewith in reliance upon the exemption from filing applicable to any such agreement pursuant to which the total amount of securities authorized does not exceed 10% of the total consolidated assets of the Company.