Form 10-Q/A
period 2002-06-30
LIBERTY GROUP PUBLISHING INC
filed 2002-11-26
CIK 1056464

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

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

                                 Yes [X] No [ ]

         The number of shares outstanding of the Company's common stock as of August 14, 2002: 2,158,833 shares.

================================================================================

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for Liberty Group Publishing, Inc. for the quarter ended June 30, 2002 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 14, 2002.

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Part I of the Quarterly Report for the following purpose:

     - To restate the Company's consolidated financial statements as of and for the three and six months ended June 30, 2002, to revise items related to the Company's classification and amortization of advertiser and subscriber relationship intangible assets, income tax expense, cumulative effect of a change in accounting principle, goodwill, and deferred income tax liability, as more fully described in Note 3 to the Company's unaudited interim consolidated financial statements included in Item 1 of
       Part I of the Quarterly Report.

     - In connection with the restatements, Notes 4 and 6 to the Company's unaudited interim consolidated financial statements included in Item 1 of
       Part I of the Quarterly Report have been revised.

     - In connection with the restatements, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part 1 of the Quarterly Report has been revised to reflect the restated results of operations for the three and six months ended June 30, 2002.

     This report speaks as of the date of the original filing and the Company has not updated the disclosures in this report to speak as of a later date.

                                TABLE OF CONTENTS


                                                                                                                     Page

PART I -- FINANCIAL INFORMATION

Item 1           Consolidated Financial Statements

                 Consolidated Balance Sheets at June 30, 2002 and December 31, 2001...........................         4

                 Consolidated Statements of Operations for the Three and Six
                      Months Ended June 30, 2002 and 2001.....................................................         5

                 Consolidated Condensed Statements of Cash Flows for the Six Months
                      Ended June 30, 2002 and 2001............................................................         6

                 Notes to the Unaudited Interim Consolidated Financial Statements.............................         7

Item 2           Management's Discussion and Analysis of Financial Condition and Results of Operations........        10

Item 3           Quantitative and Qualitative Disclosures about Market Risk ..................................        14

PART II -- OTHER INFORMATION

Item 1            Legal Proceedings...........................................................................        15

Item 2            Changes in Securities and Use of Proceeds...................................................        15

Item 3            Defaults Upon Senior Securities.............................................................        15

Item 4            Submission of Matters to a Vote of Security Holders.........................................        15

Item 5            Other Information...........................................................................        15

Item 6            Exhibits and Reports on Form 8-K............................................................        15

Signature Page................................................................................................        16

Certifications................................................................................................        17

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                             JUNE 30,   DECEMBER 31,
                                                                                               2002         2001
                                                                                               ----         ----
                                                                                           (UNAUDITED)
                                                                                            (RESTATED)

                                                    ASSETS
Current assets:
   Cash and cash equivalents ............................................................  $   1,991    $   1,474
   Accounts receivable, net of allowance for doubtful accounts of $1,414
      and $1,458 at June 30, 2002 and December 31, 2001, respectively ...................     20,837       21,398
   Inventory ............................................................................      2,328        2,824
   Prepaid expenses .....................................................................      2,381        1,602
   Other current assets .................................................................         65           25
                                                                                           ---------    ---------
Total current assets ....................................................................     27,602       27,323

   Property, plant and equipment, net ...................................................     50,230       52,536
   Goodwill .............................................................................    185,488      196,061
   Intangible assets, net ...............................................................    239,976      256,357
   Deferred financing costs, net ........................................................      8,961        9,924
   Deferred offering costs ..............................................................        826         --
   Other assets .........................................................................        533          336
                                                                                           ---------    ---------
Total assets ............................................................................  $ 513,616    $ 542,537
                                                                                           =========    =========

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of Term Loan B .......................................................  $   1,000    $   1,000
   Current portion of long-term liabilities .............................................        890          981
   Accounts payable .....................................................................      1,992        2,244
   Accrued expenses .....................................................................     14,531       13,394
   Deferred revenue .....................................................................      8,753        9,217
                                                                                           ---------    ---------
Total current liabilities ...............................................................     27,166       26,836

Long-term liabilities:
   Borrowings under revolving credit facility ...........................................      7,440       42,950
   Term loan B, less current portion ....................................................     97,000       97,500
   Long-term liabilities, less current portion ..........................................      1,284        1,518
   Senior subordinated notes ............................................................    180,000      180,000
   Senior discount debentures, redemption value $89,000 .................................     83,317       78,740
   Deferred income taxes ................................................................     26,761       24,586
                                                                                           ---------    ---------
Total liabilities .......................................................................    422,968      452,130

Mandatorily redeemable preferred stock:
   Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock,
      $0.01 par value, 21,000,000 shares authorized, 3,335,453 and 3,102,430 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively. Aggregate involuntary liquidation preference $25 plus
      accrued dividends .................................................................     85,436       79,467
   Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par value,
      250,000 shares authorized, 101,894 and 96,984 shares issued and
      outstanding at June 30, 2002 and December 31, 2001, respectively ..................    103,593       98,601
                                                                                           ---------    ---------
Total mandatorily redeemable preferred stock ............................................    189,029      178,068

Stockholders' deficit:
   Common stock, $0.01 par value, 2,655,000 shares authorized, and 2,185,177 shares
   issued and 2,158,833 shares outstanding at June 30, 2002 and December 31, 2001 .......         22           22
   Additional paid in capital ...........................................................     16,444       16,444
   Notes receivable .....................................................................       (935)        (987)
   Accumulated deficit ..................................................................   (113,731)    (102,959)
   Treasury stock at cost, 26,344 shares at June 30, 2002 and December 31, 2001 .........       (181)        (181)
                                                                                           ---------    ---------
Total stockholders' deficit .............................................................    (98,381)     (87,661)
                                                                                           ---------    ---------
Total liabilities and stockholders' deficit .............................................  $ 513,616    $ 542,537
                                                                                           =========    =========

See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                      --------                      --------
                                                                 2002           2001           2002          2001
                                                                 ----           ----           ----          ----
                                                              (RESTATED)                    (RESTATED)
REVENUES:
   Advertising ..........................................   $    38,686    $    38,839    $    72,527    $    73,481
   Circulation ..........................................         8,357          8,158         16,538         16,334
   Job printing and other ...............................         3,114          3,787          6,117          7,409
                                                            -----------    -----------    -----------    -----------
Total revenues ..........................................        50,157         50,784         95,182         97,224

OPERATING COSTS AND EXPENSES:
   Operating costs ......................................        22,490         24,954         43,952         49,289
   Selling, general and administrative ..................        13,873         13,757         26,772         27,631
   Depreciation and amortization ........................         4,487          5,256          8,873         10,486
                                                            -----------    -----------    -----------    -----------
Income from operations ..................................         9,307          6,817         15,585          9,818
Interest expense ........................................         8,309          9,835         16,750         19,824
Amortization of deferred financing costs ................           477            517            963            996
                                                            -----------    -----------    -----------    -----------
Income (loss) from continuing operations before income
   taxes and cumulative effect of change in accounting
   principle ............................................           521         (3,535)        (2,128)       (11,002)
Income tax expense ......................................           929            268            577           349
                                                            -----------    -----------    -----------    -----------
Loss from continuing operations before
   cumulative effect of change in accounting principle ..          (408)       (3,803)         (2,705)       (11,351)
Income from discontinued operations, net of tax .........            --            438          4,342            748
                                                            -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of change in
   accounting principle .................................          (408)       (3,365)          1,637        (10,603)
Cumulative effect of change in accounting principle,
   net of tax ...........................................            --             --         (1,449)            --
                                                            -----------    -----------    -----------    -----------
Net income (loss) .......................................          (408)        (3,365)           188        (10,603)
Dividends on preferred stock ............................         5,565          4,918         10,960          9,686
                                                            -----------    -----------    -----------    -----------
Net loss available to common stockholders ...............   $    (5,973)   $    (8,283)   $   (10,772)   $   (20,289)
                                                            ===========    ===========    ===========    ===========


Basic and diluted weighted average shares outstanding ...     2,158,833      2,181,177      2,158,833      2,181,177

Basic and diluted earnings (loss) per common share:
   Loss from continuing operations
       before accounting change .........................   $     (2.77)   $     (4.00)   $     (6.33)   $     (9.64)
   Discontinued operations, net of tax ..................            --           0.20           2.01           0.34
   Cumulative effect of change in accounting
       principle ........................................            --             --          (0.67)            --
                                                            -----------    -----------    -----------    -----------
   Net loss available to common stockholders per share...   $     (2.77)   $     (3.80)   $     (4.99)   $     (9.30)
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

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                                  --------
                                                                                              2002       2001
                                                                                              ---------------
                                                                                           (RESTATED)
Cash flows from operating activities:
   Net income (loss) ...................................................................   $    188    $(10,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .......................................................      8,873      10,486
   Amortization of deferred financing costs ............................................        963         996
   Accretion of senior discount debentures .............................................      4,577       4,088
   Non-cash compensation ...............................................................         53          51
   Income from discontinued operations, net of tax .....................................     (4,342)       (748)
   Cumulative effect of change in accounting principle, net of tax .....................      1,449          --
Changes in assets and liabilities, net of acquisitions and dispositions:
   Working capital-net .................................................................        553      (1,056)
   Deferred offering costs .............................................................       (826)         --
   Other assets ........................................................................       (197)          3
                                                                                           --------    --------
Net cash provided by operating activities ..............................................     11,291       3,217
                                                                                           --------    --------

Cash flows from investing activities:
   Purchases of property, plant, and equipment .........................................       (949)     (1,730)
   Proceeds from sale of publications ..................................................     26,510          --
   Acquisitions, net of cash acquired ..................................................         --        (469)
                                                                                           --------    --------
Net cash provided by (used in) investing activities ....................................     25,561      (2,199)
                                                                                           --------    --------

Cash flows from financing activities:
   Net borrowings (repayments) under amended credit facility ...........................    (35,510)        730
   Payments on long term debt and liabilities ..........................................       (825)       (787)
                                                                                           --------    --------
Net cash used in financing activities ..................................................    (36,335)        (57)
                                                                                           --------    --------
   Net increase in cash and cash equivalents ...........................................        517         961
   Cash and cash equivalents, at beginning of period ...................................      1,474       1,036
                                                                                           --------    --------
   Cash and cash equivalents, at end of period .........................................   $  1,991    $  1,997
                                                                                           ========    ========

See accompanying notes to unaudited interim consolidated financial statements.

                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

(3)  RESTATEMENT

     The Company has filed this Form 10-Q/A to restate its financial statements as of and for the three and six months ended June 30, 2002 to reflect the following adjustments:

     - To reclassify the Company's advertiser and subscriber relationship intangible assets apart from goodwill as of January 1, 2002 and to amortize such intangible assets over their remaining useful lives during the three and six months ended June 30, 2002. Upon initial adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, the Company concluded that its advertiser and subscriber relationship intangible assets did not meet the criteria for recognition apart from goodwill. As a result, the Company reclassified $233,793 of advertiser and subscriber relationship intangible assets into goodwill. However, based on the consensus reached by the Emerging Issues Task Force in Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", the Company has subsequently concluded that its advertiser and subscriber relationship intangible assets do meet the criteria for recognition apart from goodwill under SFAS No. 142. Therefore, the reclassification into goodwill has been reversed as of January 1, 2002 and the advertiser and subscriber relationship intangible assets will continue to be amortized. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002. The net effect of these adjustments is an increase in amortization expense of approximately $2,268 and $4,537 for the three and six months ended June 30, 2002, respectively, from what had previously been reported.

     - Income tax expense was increased by approximately $39 for the three months ended June 30, 2002 and decreased by approximately $937 for the six months ended June 30, 2002 to reflect the tax effect of the adjustment to intangible amortization and a revision in the estimated effective tax rate.

     - In connection with the Company's reclassification of advertiser and subscriber relationship intangible assets apart from goodwill, the Company's cumulative effect of a change in accounting principle, net of tax, for the six months ended June 30, 2002 was reduced by approximately $199 from what had previously been reported. The Company's cumulative effect of a change in accounting principle, net of tax, represents goodwill and masthead impairment charges recorded upon the adoption of SFAS No. 142 for five properties that had fair values that were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002.

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

     The consolidated financial statements as of and for the three and six months ended June 30, 2002 and notes thereto included in this amended Quarterly Report on Form 10-Q have been restated to include the effects of these adjustments, as follows:

                                              RESTATED         AS PREVIOUSLY REPORTED        RESTATED         AS PREVIOUSLY REPORTED
                                         -------------------   ----------------------   -------------------   ----------------------
                                         THREE MONTHS ENDED     THREE MONTHS ENDED       SIX MONTHS ENDED        SIX MONTHS ENDED
                                            JUNE 30, 2002         JUNE 30, 2002            JUNE 30, 2002           JUNE 30, 2002
                                         -------------------   ----------------------   -------------------   ----------------------

Consolidated Statement of Operations:

  Depreciation and amortization .......       $   4,487               $   2,219              $   8,873               $   4,336
  Income tax expense ..................             929                     890                    577                   1,514
  Cumulative effect of change in
    accounting principle, net of tax ..              --                      --                 (1,449)                 (1,648)

  Net income (loss) ...................            (408)                  1,899                    188                   3,589

  Net loss available to common
    stockholders ......................          (5,973)                  (3,666)              (10,772)                 (7,371)

  Basic and diluted net loss
    available to common stockholders
    per share .........................       $   (2.77)              $   (1.70)             $   (4.99)               $  (3.41)
                                              RESTATED         AS PREVIOUSLY REPORTED
                                         -------------------   ----------------------
                                                AS OF                  AS OF
                                            JUNE 30, 2002         JUNE 30, 2002
                                         -------------------   ----------------------

Consolidated Balance Sheet:

  Goodwill ............................       $ 185,488               $ 396,810
  Intangible assets, net ..............         239,976                  19,969
    Total assets ......................         513,616                 504,931

  Deferred income taxes ...............          26,761                  14,675
    Total liabilities .................         422,968                 410,882

  Accumulated deficit .................       (113,731)               (110,330)
    Total stockholders' deficit .......        (98,381)                (94,980)
    Total liabilities and
      stockholders' deficit ...........        513,616                 504,931




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

     Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three and six months ended June 30, 2001 includes $1,453 and $2,906, respectively, of amortization of goodwill and mastheads that are not included in results for the three and six months ended June 30, 2002 due to the implementation of SFAS No. 142.

     The effect on the Company's net income (loss) and basic and diluted net loss per share as a result of the adoption of SFAS No. 142 is as follows:

                                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                     JUNE 30,              JUNE 30,
                                                                                     --------              --------
                                                                                2002        2001       2002        2001
                                                                                ----        ----       ----        ----
Reported net income (loss) ................................................   $   (408)  $ (3,365)   $    188    $(10,603)
Add back: Goodwill amortization ...........................................         --      1,344          --      2,688
Add back: Masthead amortization ...........................................         --        109          --        218
Adjust: Advertiser relationships amortization (change in useful life)......         --       (406)         --       (812)
Adjust: Subscriber relationships amortization (change in useful life)......         --       (253)         --       (506)
                                                                              --------   --------    --------   --------
Adjusted net income (loss) ................................................   $   (408)  $ (2,571)   $    188    $ (9,015)
                                                                              ========   ========    ========   ========

                                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                    JUNE 30,              JUNE 30,
                                                                                    --------              --------
                                                                               2002        2001       2002        2001
                                                                               ----        ----       ----        ----
Basic and diluted net loss available to common stockholders per share:
Reported net loss available to common stockholders per share..............   $  (2.77)  $  (3.80)   $  (4.99)  $  (9.30)
Goodwill amortization ....................................................         --       0.62          --       1.23
Masthead amortization ....................................................         --       0.05          --       0.10
Advertiser relationships amortization (change in useful life).............         --      (0.19)         --      (0.37)
Subscriber relationships amortization (change in useful life).............         --      (0.11)         --      (0.23)
                                                                             --------   --------    --------   --------
Adjusted net loss available to common stockholders per share..............   $  (2.77)  $  (3.43)   $  (4.99)  $  (8.57)
                                                                             ========   ========    ========   ========

                         LIBERTY GROUP PUBLISHING, INC.
   NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                AS OF JUNE 30, 2002
                                                                                -------------------
                                                                GROSS CARRYING      ACCUMULATED     NET CARRYING
                                                                     AMOUNT        AMORTIZATION        AMOUNT
                                                                -------------     -------------    -------------
Amortized Intangible Assets:
   Non-compete agreements...................................    $      17,536     $      14,261    $       3,275
   Advertiser relationships.................................          195,019            19,754          175,265
   Subscriber relationships.................................           51,451             6,565           44,886
                                                                -------------     -------------    -------------
Total.......................................................    $     264,006     $      40,580    $     223,426
                                                                =============     =============    =============

Non-amortized Intangible Assets:
   Goodwill.................................................    $     185,488
   Mastheads................................................           16,550
                                                                -------------
Total.......................................................    $     202,038
                                                                =============

                                                                Three Months Ended                 Six Months Ended
                                                                June 30, 2002                      June 30, 2002
                                                                -------------                      -------------
Aggregate Amortization Expense:.............................    $       3,202                      $       6,222
                                                                =============                      =============


Estimated Amortization Expense:
   For the six months ending December 31, 2002..............    $       6,486
   For the year ending December 31, 2003....................            9,825
   For the year ending December 31, 2004....................            9,134
   For the year ending December 31, 2005....................            9,134
   For the year ending December 31, 2006....................            9,134
   Thereafter...............................................          179,713


     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:


Balance as of January 1, 2002 ..............................................   $ 196,061
Impairment losses ..........................................................      (2,231)
Goodwill related to property sold ..........................................      (8,342)
                                                                               ---------
Balance as of June 30, 2002 ................................................   $ 185,488
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

(5)  DISCONTINUED OPERATIONS

         The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26,510. The net book value of the assets was $19,393, resulting in a pre-tax gain of $7,117, or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the assets has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the disposition as a discontinued operation. Discontinued operations for the six months ended June 30, 2002, consisted of the gain on sale of the publications. For the quarter and six months ended June 30, 2001, income from discontinued operations, net of zero income taxes, was $438 and $748, respectively, and represented the operating results of the publications sold.

(6)  LOSS PER SHARE (RESTATED)

     Loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed based on the weighted-average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss available to common stockholders for the three and six month periods ended June 30, 2002 and 2001, potentially dilutive securities have not been included in the shares used to compute net loss available to common stockholders per share.

     Had the Company reported net income for the three and six month periods ended June 30, 2002, the weighted average number of shares outstanding for those periods would have potentially been diluted by 26,575 stock options outstanding during the periods. Had the Company reported net income for the three and six months periods ended June 30, 2001, the weighted-average number of shares outstanding for those periods would have potentially been diluted by 35,625 stock options outstanding during the periods.

     A reconciliation of the amounts used in the basic and diluted earnings per share computations is as follows:


                                                       For the Three Months Ended          For the Three Months Ended
                                                              June 30, 2002                       June 30, 2001
                                                       --------------------------          --------------------------

                                                     Income       Shares     Per Share    Income       Shares      Per Share
                                                   (Numerator) (Denominator)   Amount   (Numerator) (Denominator)    Amount
                                                    ---------   -----------  ---------   ---------   -----------   ---------
Loss from continuing operations ................... $   (408)                            $ (3,803)
Less: Preferred stock dividends.................... $ (5,565)                            $ (4,918)
                                                    --------                             ========

Basic and diluted loss from continuing operations
     available to common stockholders.............. $(5,973)      2,158,833  $  (2.77)   $ (8,721)     2,181,177   $  (4.00)
                                                    ========                 ========    ========                  ========

                                                       For the Six Months Ended            For the Six Months Ended
                                                              June 30, 2002                       June 30, 2001
                                                       --------------------------          --------------------------

                                                     Income       Shares     Per Share    Income       Shares      Per Share
                                                   (Numerator) (Denominator)   Amount   (Numerator) (Denominator)    Amount
                                                    ---------   -----------  ---------   ---------   -----------   ---------
Loss from continuing operations before accounting
     change........................................ $ (2,705)                            $(11,351)
Less: Preferred stock dividends.................... $(10,960)                            $ (9,686)
                                                    --------                             ========

Basic and diluted loss from continuing operations
     before accounting change available to common
     stockholders.................................. $(13,665)     2,158,833  $  (6.33)   $(21,037)     2,181,177   $  (9.64)
                                                    ========                 ========    ========                  ========


(7)  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

     The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. At June 30, 2002, the Company owned and operated 320 publications in 17 states. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market.

     The Company's portfolio of publications is comprised of 66 paid daily newspapers and 146 paid non-daily newspapers. In addition, the Company publishes 108 free circulation and "total market coverage" ("TMC") publications with limited or no news or editorial content that the Company distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling, general and administrative expenses consist primarily of labor costs.

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

     Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 2002 remained constant at $13.8 million primarily due to higher insurance and performance based incentive costs, offset by lower labor costs resulting from reductions in administrative staff. As a percentage of total revenues, selling, general and administrative expenses increased from 27.1% for the quarter ended June 30, 2001 to 27.7% for the quarter ended June 30, 2002. For the six months ended June 30, 2002, selling, general and administrative expenses decreased by $0.9 million to $26.8 million from $27.6 million for the six months ended June 30, 2001 primarily due to lower labor costs resulting from reductions in administrative staff. As a percentage of total revenues, selling, general and administrative expenses decreased from 28.4% for the six months ended June 30, 2001 to 28.1% for the six months ended June 30, 2002.

     EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from operations plus depreciation and amortization) for the quarter ended June 30, 2002 increased by $1.7 million to $13.8 million from $12.1 million for the quarter ended June 30, 2001. The increase in EBITDA during the quarter ended June 30, 2002 was primarily due to lower newsprint, delivery and labor costs from reduced headcount partially offset by lower revenues. For the six months ended June 30, 2002, EBITDA increased $4.2 million to $24.5 million from $20.3 million for the six months ended June 30, 2001. The increase in EBITDA for the six months ended June 30, 2002 was primarily due to lower newsprint, delivery and labor costs from reduced headcount partially offset by lower revenues. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in its industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in its industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. A substantial portion of the Company's EBITDA must be dedicated to the payment of interest on its outstanding indebtedness and to service other commitments, thereby reducing the funds available to the Company for other purposes. Accordingly, EBITDA does not represent an amount of funds that is available for management's discretionary use.

                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                       --------              --------
                                   2002       2001       2002      2001
                                   ----       ----       ----      ----

Income from operations ......   $  9,307   $  6,817   $ 15,585   $  9,818
Depreciation and amortization      4,487      5,256      8,873     10,486
                                --------   --------   --------   --------
   EBITDA ...................   $ 13,794   $ 12,073   $ 24,458   $ 20,304
                                ========   ========   ========   ========

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

     Depreciation and amortization expense for the quarter ended June 30, 2002 decreased by $0.8 million to $4.5 million from $5.3 million for the quarter ended June 30, 2001 as a result of the adoption of SFAS No. 142. The Company recorded $3.2 million in amortization of intangible assets for the quarter ended June 30, 2002, compared with $3.9 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, depreciation and amortization expense decreased by $1.6 million to $8.9 million from $10.5 million for the six months ended June 30, 2001 as a result of the adoption of SFAS No. 142. For the six months ended June 30, 2002, the Company recorded $6.2 million in amortization of intangible assets, compared with $7.9 million for the six months ended June 30, 2001. The Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three and six months ended June 30, 2001 includes $1.5 million and $2.9 million, respectively, of amortization of goodwill and mastheads that are not included in results for the three and six months ended June 30, 2002 due to the implementation of SFAS No. 142. Additionally, advertiser and subscriber relationship intangible assets are amortized over 30 and 20 years, respectively, for the three and six months ended June 30, 2002 as compared to 40 and 33 years, respectively, for the three and six months ended June 30, 2001.

     Interest Expense. Interest expense (including amortization of deferred financing costs) for the quarter ended June 30, 2002 decreased by $1.6 million to $8.8 million from $10.4 million for the quarter ended June 30, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition, increased cash flow from operations and lower interest rates. For the six months ended June 30, 2002, interest expense decreased $3.1 million to $17.7 million from $20.8 million for the six months ended June 30, 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition, increased cash flow from operations and lower interest rates.

     Income Tax Expense. Income tax expense for the quarter ended June 30, 2002 was $0.9 million compared to income tax expense of $0.3 million for the quarter ended June 30, 2001. The increase in income taxes between periods is due to an increase in the Company's deferred tax liability during the quarter ended June 30, 2002. For the six months ended June 30, 2002, the income tax expense was $0.6 million compared to income tax expense of $0.3 million for the six months ended June 30, 2001. The increase in income taxes between periods is due to an increase in the Company's deferred tax liability during the six months ended June 30, 2002. During the fourth quarter of 2001, a portion of the Company's senior discount debentures were purchased in the open market at a discount by related parties. This transaction resulted in a deemed cancellation and reissuance of the debentures for Federal income tax purposes, and thus a portion of the discount and interest relating to these debentures will not be deductible for Federal income tax purposes.

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

     Discontinued Operations. For the six months ended June 30, 2002, the Company recorded an after-tax gain of $4.3 million as a result of the Disposition in which the Company sold assets with a net book value of $19.4 million for a pre-tax gain of $7.1 million. The Company's income from discontinued operations for the quarter and six months ended June 30, 2001 was $0.4 million and $0.7 million, respectively.

     Net Income (Loss). The Company recorded a net loss of $0.4 million for the quarter ended June 30, 2002, compared to a net loss of $3.4 million for the quarter ended June 30, 2001. The $3.0 million decrease in net loss was primarily attributable to lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs. For the six months ended June 30, 2002, the Company recorded net income of $0.2 million compared to a net loss of $10.6 million for the six months ended June 30, 2001. The $10.8 million increase in net income was primarily attributable to an after-tax gain of $4.3 million on the Disposition and lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs, offset by lower revenue and the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities. Cash provided by operating activities for the six months ended June 30, 2002 increased by $8.1 million to $11.3 million, compared with $3.2 million for the six months ended June 30, 2001. The increase was primarily due to increased EBITDA and a decrease in interest rates and borrowing levels.

     Cash Flows from Investing Activities. Cash provided by investing activities for the six months ended June 30, 2002 primarily reflects the Disposition partially offset by capital expenditures. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company intends to continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and new markets.

     Cash Flows from Financing Activities. Cash used in financing activities for the six months ended June 30, 2002 reflects the reduction of indebtedness under the Company's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A., with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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
                                   ========   ========   ========    ========   ========     ========   ========

RELATED PARTY TRANSACTIONS

     The Company paid $370,000 in management fees for each of the quarters ended June 30, 2002 and 2001 to Leonard Green & Partners, L.P. The Company is also obligated to pay other fees to Leonard Green & Partners, L.P. of $475,000, of which $350,000 will be paid this year and the remaining $125,000 will be paid in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At June 30, 2002, the Company had borrowings outstanding of $7.4 million under the revolving credit facility (without giving effect to approximately $1.2 million of outstanding letters of credit as of such date) and $98.0 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.3 million based on the amount outstanding at June 30, 2002.

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



/s/      DANIEL D. LEWIS
-------------------------------------------
Daniel D. Lewis
Chief Financial Officer
(principal financial and accounting officer)


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


Date: November 26, 2002
                                        /s/ KENNETH L. SEROTA
                                        ------------------------------
                                        Name:  Kenneth L. Serota
                                        Title: President, Chief Executive
                                               Officer and Chairman of the
                                               Board of Directors

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


Date: November 26, 2002
                                        /s/ DANIEL D. LEWIS
                                        ------------------------------
                                        Name:  Daniel D. Lewis
                                        Title: Chief Financial Officer