Form 10-Q/A
period 2002-09-30
LIBERTY GROUP PUBLISHING INC
filed 2002-11-26
CIK 1056464

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q/A


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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for Liberty Group Publishing, Inc. for the quarter ended September 30, 2002 is being filed to, among other things, amend and restate the items described below contained in our Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on November 14, 2002.

     This Amendment No. 1 makes changes to Item 1 (Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Part I of the Quarterly Report for the following purposes:

- To restate the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2002, to revise income tax expense, as more fully described in Note 3 to the Company's unaudited interim consolidated financial statements included in Item 1 of Part I of the Quarterly Report.

- In connection with the revision to income tax expense, Notes 4 and 6 to the Company's unaudited interim consolidated financial statements included in Item 1 of Part 1 of the Quarterly Report have been revised.

- Within Note 4, (1) reported net loss available to common stockholders per share for the three and nine months ended September 30, 2001 was revised from $(4.27) and $(13.67), respectively, to ($4.26) and $(13.57), respectively, (2) the earnings per share effect of not amortizing goodwill for the nine months ended September 30, 2001 was revised from $1.87 to $1.86, and (3) adjusted net loss available to common stockholders per share for the three and nine months ended September 30, 2001 was revised from $(3.91) and $(12.56), respectively, to $(3.90) and $(12.47), respectively, to revise the amounts previously reported.

- In connection with the restatement of income tax expense, Management's Discussion and Analysis of Financial Condition and Results of Operations in
  Item 2 of Part I of the Quarterly Report has been revised to reflect the restated results of operations for the three and nine months ended September 30, 2002.

     This report speaks as of the date of the original filing and the Company has not updated the disclosures in this report to speak as of a later date.

                                TABLE OF CONTENTS


                                                                           PAGE
PART I -- FINANCIAL INFORMATION
Item 1             Consolidated Financial Statements
                   Consolidated Balance Sheets at September 30,
                     2002 and December 31, 2001...........................    4
                   Consolidated Statements of Operations for
                     the Three and Nine Months Ended September 30, 2002
                     and 2001.............................................    5
                   Consolidated Condensed Statements of Cash
                     Flows for the Nine Months Ended September 30, 2002
                     and 2001.............................................    6
                   Notes to the Unaudited Interim Consolidated
                     Financial Statements.................................    7
Item 2             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................   10
Item 3             Quantitative and Qualitative Disclosures about
                     Market Risk..........................................   14
Item 4             Controls and Procedures................................   14
PART II -- OTHER INFORMATION
Item 1             Legal Proceedings......................................   16
Item 2             Changes in Securities and Use of Proceeds..............   16
Item 3             Defaults Upon Senior Securities........................   16
Item 4             Submission of Matters to a Vote of Security Holders....   16
Item 5             Other Information......................................   16
Item 6             Exhibits and Reports on Form 8-K.......................   16
Signature Page............................................................   17
Certifications............................................................   18

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               SEPTEMBER 30        DECEMBER 31,
                                                                                                  2002                2001
                                                                                               ------------        ------------
                                                                                               (UNAUDITED)
                                                                                               (RESTATED)
                                        ASSETS
Current assets:
   Cash and cash equivalents .........................................................          $   4,733           $   1,474
   Accounts receivable, net of allowance for doubtful accounts of $1,518
      and $1,458 at September 30, 2002 and December 31, 2001, respectively ...........             19,946              21,398
   Inventory .........................................................................              2,373               2,824
   Prepaid expenses ..................................................................              2,086               1,602
   Other current assets ..............................................................                 58                  25
                                                                                                ---------           ---------
Total current assets .................................................................             29,196              27,323
   Property, plant and equipment, net ................................................             49,049              52,536
   Goodwill ..........................................................................            185,488             196,061
   Intangible assets, net ............................................................            236,756             256,357
   Deferred financing costs, net .....................................................              8,516               9,924
   Deferred offering costs ...........................................................              1,459                  --
   Other assets......................................................................                 213                 336
                                                                                                ---------           ---------
Total assets .........................................................................          $ 510,677           $ 542,537
                                                                                                =========           =========
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of Term Loan B ....................................................          $   1,000           $   1,000
   Current portion of long-term liabilities ..........................................                758                 981
   Accounts payable ..................................................................              1,935               2,244
   Accrued expenses ..................................................................             12,166              13,394
   Deferred revenue ..................................................................              8,591               9,217
                                                                                                ---------           ---------
Total current liabilities ............................................................             24,450              26,836
Long-term liabilities:
   Borrowings under revolving credit facility ........................................              7,000              42,950
   Term loan B, less current portion .................................................             96,500              97,500
   Long-term liabilities, less current portion .......................................              1,315               1,518
   Senior subordinated notes .........................................................            180,000             180,000
   Senior discount debentures, redemption value $89,000 ..............................             85,716              78,740
   Deferred income taxes .............................................................             26,747              24,586
                                                                                                ---------           ---------
Total liabilities ....................................................................            421,728             452,130
Mandatorily redeemable preferred stock:
   Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock,
      $0.01 par value, 21,000,000 shares authorized, 3,458,448 and 3,102,430 shares issued and outstanding at September 30, 2002 and December 31,
      2001, respectively. Aggregate involuntary liquidation preference $25
      plus accrued dividends..........................................................             88,587              79,467
   Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par value,
      250,000 shares authorized, 104,442 and 96,984 shares issued and
      outstanding at September 30, 2002 and December 31, 2001, respectively ..........            106,182              98,601
                                                                                                ---------           ---------
Total mandatorily redeemable preferred stock .........................................            194,769             178,068
Stockholders' deficit:
   Common stock, $0.01 par value, 2,655,000 shares authorized, and 2,185,177 shares
   issued and 2,158,833 shares outstanding at September 30, 2002 and December 31, 2001                 22                  22
   Additional paid in capital ........................................................             16,444              16,444
   Notes receivable ..................................................................               (907)               (987)
   Accumulated deficit ...............................................................           (121,198)           (102,959)
   Treasury stock at cost, 26,344 shares at September 30, 2002 and December 31, 2001 .               (181)               (181)
                                                                                                ---------           ---------
Total stockholders' deficit ..........................................................           (105,820)            (87,661)
                                                                                                ---------           ---------
Total liabilities and stockholders' deficit ..........................................          $ 510,677           $ 542,537
                                                                                                =========           =========

See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                -----------------------------       ----------------------------
                                                                   2002              2001              2002             2001
                                                                -----------       -----------       -----------      -----------
                                                                 (RESTATED)                          (RESTATED)
REVENUES:
   Advertising .......................................          $    36,787       $    36,954       $   109,313      $   110,435
   Circulation .......................................                8,447             8,493            24,984           24,827
   Job printing and other ............................                3,242             3,340             9,361           10,749
                                                                -----------       -----------       -----------      -----------
Total revenues .......................................               48,476            48,787           143,658          146,011
OPERATING COSTS AND EXPENSES:
   Operating costs ...................................               22,587            23,805            66,539           73,095
   Selling, general and administrative ...............               14,042            13,973            40,814           41,604
   Depreciation and amortization .....................                4,469             5,622            13,342           16,107
                                                                -----------       -----------       -----------      -----------
Income from operations ...............................                7,378             5,387            22,963           15,205
Interest expense .....................................                8,301             9,503            25,052           29,328
Amortization of deferred financing costs .............                  482               498             1,445            1,494
Impairment of other assets ...........................                  223                --               223               --
                                                                -----------       -----------       -----------      -----------
Loss from continuing operations before income taxes
   and cumulative effect of change in accounting
   principle .........................................               (1,628)           (4,614)           (3,757)         (15,617)
Income tax expense (benefit) .........................                   97               (50)              674              298
                                                                -----------       -----------       -----------      -----------
Loss from continuing operations before cumulative
   effect of change in accounting principle ..........               (1,725)           (4,564)           (4,431)         (15,915)
Income from discontinued operations, net of tax ......                   --               408             4,342            1,155
                                                                -----------       -----------       -----------      -----------

Loss before cumulative effect of change in accounting
   principle .........................................               (1,725)           (4,156)              (89)         (14,760)
Cumulative effect of change in accounting principle,
   net of tax ........................................                   --                --            (1,449)              --
                                                                -----------       -----------       -----------      -----------
Net loss .............................................               (1,725)           (4,156)           (1,538)         (14,760)
Dividends on preferred stock .........................                5,740             5,072            16,701           14,758
                                                                -----------       -----------       -----------      -----------
Net loss available to common stockholders ............          $    (7,465)      $    (9,228)      $   (18,239)     $   (29,518)
                                                                ===========       ===========       ===========      ===========
Basic and diluted weighted average shares outstanding             2,158,833         2,164,663         2,158,833        2,175,611
Basic and diluted earnings (loss) per common share:
   Loss from continuing operations
       before accounting change ......................          $     (3.46)      $     (4.45)      $     (9.79)     $    (14.10)
   Discontinued operations, net of tax ...............                   --              0.19              2.01             0.53
   Cumulative effect of change in accounting
       principle .....................................                   --                --             (0.67)              --
                                                                -----------       -----------       -----------      -----------
   Net loss available to common stockholders per share          $     (3.46)      $     (4.26)      $     (8.45)     $    (13.57)
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

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                  ---------------------------
                                                                                                    2002               2001
                                                                                                  --------           --------
                                                                                                 (RESTATED)
Cash flows from operating activities:
   Net loss ............................................................................          $ (1,538)          $(14,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization .......................................................            13,342             16,107
   Amortization of deferred financing costs ............................................             1,445              1,494
   Accretion of senior discount debentures .............................................             6,976              6,230
   Non-cash compensation ...............................................................                80                 77
   Loss on sale of fixed assets ........................................................               333                 --
   Impairment of other assets ..........................................................               223                 --
   Income from discontinued operations, net of tax .....................................            (4,342)            (1,155)
   Cumulative effect of change in accounting principle, net of tax .....................             1,449                 --
Changes in assets and liabilities, net of acquisitions and dispositions:
   Working capital-net .................................................................            (1,122)            (4,440)
   Deferred offering costs .............................................................            (1,459)                --
   Other assets ........................................................................              (100)                --
                                                                                                  --------           --------
Net cash provided by operating activities ..............................................            15,287              3,553
                                                                                                  --------           --------
Cash flows from investing activities:
   Purchases of property, plant, and equipment .........................................            (1,673)            (2,349)
   Proceeds from sale of publications and fixed assets .................................            27,021                 --
   Acquisitions, net of cash acquired ..................................................                --               (561)
                                                                                                  --------           --------
Net cash provided by (used in) investing activities ....................................            25,348             (2,910)
                                                                                                  --------           --------
Cash flows from financing activities:
   Net borrowings (repayments) under amended credit facility ...........................           (36,950)             1,495
   Payments on long term debt and liabilities ..........................................              (426)            (1,417)
                                                                                                  --------           --------
Net cash provided by (used in) financing activities ....................................           (37,376)                78
                                                                                                  --------           --------
   Net increase in cash and cash equivalents ...........................................             3,259                721
   Cash and cash equivalents, at beginning of period ...................................             1,474              1,036
                                                                                                  --------           --------
   Cash and cash equivalents, at end of period .........................................          $  4,733           $  1,757
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

(3)  RESTATEMENT

     The Company has filed this Form 10-Q/A to restate its financial statements as of and for the three and nine months ended September 30, 2002 to reflect a revision in income tax expense. As a result, the Company's income tax expense decreased by approximately $4,160 and $604 for the three and nine months ended September 30, 2002, respectively, from what had previously been reported.

        The consolidated financial statements as of and for the three and nine months ended September 30, 2002 and notes thereto included in this amended Quarterly Report on Form 10-Q have been restated to include the effects of this adjustment, as follows:

                                              RESTATED         AS PREVIOUSLY REPORTED       RESTATED         AS PREVIOUSLY REPORTED
                                         ------------------    ----------------------   ------------------   ----------------------
                                         THREE MONTHS ENDED      THREE MONTHS ENDED      NINE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30, 2002      SEPTEMBER 30, 2002     SEPTEMBER 30, 2002     SEPTEMBER 30, 2002
                                         ------------------    ----------------------   ------------------   ----------------------
Consolidated Statement of Operations:

  Income tax expense                     $               97    $                4,257   $              674   $                1,278

  Net loss                                           (1,725)                   (5,885)              (1,538)                  (2,142)

  Net loss available to common
    stockholders                                     (7,465)                  (11,625)             (18,239)                 (18,843)

  Basic and diluted net loss available
    to common stockholders per share     $            (3.46)    $               (5.38)  $            (8.45)  $                (8.73)

                                              RESTATED         AS PREVIOUSLY REPORTED
                                         ------------------    ----------------------
                                                AS OF                  AS OF
                                         SEPTEMBER 30, 2002       SEPTEMBER 30, 2002
                                         ------------------    ----------------------
Consolidated Balance Sheet:

  Deferred income taxes                  $           26,747    $               27,351
    Total liabilities                               421,728                   422,332

  Accumulated deficit                              (121,198)                 (121,802)
    Total stockholders' deficit                    (105,820)                 (106,424)

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

     The effect on the Company's net loss and basic and diluted net loss per share as a result of the adoption of SFAS No. 142 is as follows:

                                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                             -----------------------   ------------------------
                                                                               2002         2001         2002           2001
                                                                             --------      --------    --------       --------
Reported net loss .........................................................  $ (1,725)     $ (4,156)   $ (1,538)      $(14,760)
Add back: Goodwill amortization ...........................................        --         1,344          --          4,032
Add back: Masthead amortization ...........................................        --           109          --            327
Adjust: Advertiser relationships amortization (change in useful life) .....        --          (406)         --         (1,218)
Adjust: Subscriber relationships amortization (change in useful life) .....        --          (253)         --           (759)
                                                                             --------      --------    --------       --------
Adjusted net loss .........................................................  $ (1,725)     $ (3,362)   $ (1,538)      $(12,378)
                                                                             ========      ========    ========       ========

                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                              -----------------------     -----------------------
                                                                               2002             2001       2002             2001
                                                                              ------           ------     ------           ------
Basic and diluted net loss available to common stockholders per share:
Reported net loss available to common stockholders per share ..............   $(3.46)          $(4.26)    $(8.45)          $(13.57)
Goodwill amortization .....................................................       --             0.62         --              1.86
Masthead amortization .....................................................       --             0.05         --              0.15
Advertiser relationships amortization (change in useful life)..............       --            (0.19)        --             (0.56)
Subscriber relationships amortization (change in useful life)..............       --            (0.12)        --             (0.35)
                                                                              ------           ------     ------           -------
Adjusted net loss available to common stockholders per share ..............   $(3.46)          $(3.90)    $(8.45)          $(12.47)
                                                                              ======           ======     ======           =======


                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


                                                             AS OF SEPTEMBER 30, 2002
                                                             ------------------------
                                               GROSS CARRYING     ACCUMULATED       NET CARRYING
                                                   AMOUNT        AMORTIZATION         AMOUNT
                                               --------------    ------------       ------------
Amortized Intangible Assets:
   Non-compete agreements ..............          $ 17,536          $ 15,166          $  2,370
   Advertiser relationships ............           195,019            21,385           173,634
   Subscriber relationships ............            51,451             7,249            44,202
                                                  --------          --------          --------
Total ..................................          $264,006          $ 43,800          $220,206
                                                  ========          ========          ========
Non-amortized Intangible Assets:
   Goodwill ............................          $185,488
   Mastheads ...........................            16,550
                                                  --------
Total ..................................          $202,038
                                                  ========


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2002                 SEPTEMBER 30, 2002
                                                             ------------------                 ------------------
Aggregate Amortization Expense: .......................          $  3,219                           $  9,441
                                                                 ========                           ========
Estimated Amortization Expense:
   For the three months ending December 31, 2002 ......          $  3,266
   For the year ending December 31, 2003 ..............             9,825
   For the year ending December 31, 2004 ..............             9,134
   For the year ending December 31, 2005 ..............             9,134
   For the year ending December 31, 2006 ..............             9,134
   Thereafter .........................................           179,713

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of January 1, 2002 ..............................          $ 196,061
Impairment losses ..........................................             (2,231)
Goodwill related to property sold ..........................             (8,342)
                                                                      ---------
Balance as of September 30, 2002 ...........................          $ 185,488
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

     A reconciliation of the amounts used in the basic and diluted earnings per share computations is as follows (in thousands, except share and per share data):


                                                           FOR THE THREE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30, 2002                      SEPTEMBER 30, 2001
                                                     ---------------------------------------   ------------------------------------

                                                       INCOME        SHARES        PER SHARE     INCOME        SHARES     PER SHARE
                                                     (NUMERATOR)  (DENOMINATOR)     AMOUNT     (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                     -----------  -------------    ---------   -----------  ------------- ---------
Loss from continuing operations .................     $ (1,725)                                 $ (4,564)
Less: Preferred stock dividends .................     $ (5,740)                                 $ (5,072)
                                                      --------                                  ========
Basic and diluted loss from continuing operations
     available to common stockholders ...........    $ (7,465)    2,158,833       $ (3.46)     $ (9,636)      2,164,663   $ (4.45)
                                                      ========                     =======      ========                   =======



                                                           FOR THE NINE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2002                      SEPTEMBER 30, 2001
                                                     ---------------------------------------   ------------------------------------

                                                       INCOME        SHARES        PER SHARE     INCOME        SHARES     PER SHARE
                                                     (NUMERATOR)  (DENOMINATOR)     AMOUNT     (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                     -----------  -------------    ---------   -----------  ------------- ---------
Loss from continuing operations before
     accounting change ..........................    $  (4,431)                                $ (15,915)
Less: Preferred stock dividends .................    $ (16,701)                                $ (14,758)
                                                     ---------                                 =========
Basic and diluted loss from continuing operations
     before accounting change available to common
     stockholders ...............................    $ (21,132)     2,158,833      $ (9.79)    $ (30,673)      2,175,611   $(14.10)
                                                     =========                     =======     =========                   =======


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

     Depreciation and amortization expense for the quarter ended September 30, 2002 decreased by $1.1 million to $4.5 million from $5.6 million for the quarter ended September 30, 2001 as a result of the adoption of SFAS No. 142. The Company recorded $3.2 million in amortization of intangible assets for the quarter ended September 30, 2002, compared with $3.9 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, depreciation and amortization expense decreased by $2.8 million to $13.3 million from $16.1 million for the nine months ended September 30, 2001 as a result of the adoption of SFAS No. 142. For the nine months ended September 30, 2002, the Company recorded $9.4 million in amortization of intangible assets, compared with $11.6 million for the nine months ended September 30, 2001. The Company ceased amortization of goodwill and its mastheads because the Company has determined that the useful life of its mastheads is indefinite. Operating income for the three and nine months ended September 30, 2001 includes $1.5 million and $4.4 million, respectively, of amortization of goodwill and mastheads that are not included in results for the three and nine months ended September 30, 2002 due to the implementation of SFAS No. 142. Additionally, advertiser and subscriber relationship intangible assets are amortized over 30 and 20 years, respectively, for the three and nine months ended September 30, 2002, as compared to 40 and 33 years, respectively, for the three and nine months ended September 30, 2001.

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

     Income Tax Expense (Benefit). Income tax expense for the quarter ended September 30, 2002 was $0.1 million compared to an income tax benefit of $0.1 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, the income tax expense was $0.7 million compared to income tax expense of $0.3 million for the nine months ended September 30, 2001. The increases in income tax expense were due to higher state and local income taxes and an increase in the Company's income from operations. During the fourth quarter of 2001, a portion of the Company's senior discount debentures were purchased in the open market at a discount by related parties. This transaction resulted in a deemed cancellation and reissuance of the debentures for Federal income tax purposes, and thus a portion of the discount and interest relating to these debentures will not be deductible for Federal income tax purposes.

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

     Net Loss. The Company recorded a net loss of $1.7 million for the quarter ended September 30, 2002, compared to a net loss of $4.2 million for the quarter ended September 30, 2001. The decrease in net loss was primarily attributable to lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs. For the nine months ended September 30, 2002, the Company recorded a net loss of $1.5 million compared to a net loss of $14.8 million for the nine months ended September 30, 2001. The decrease in net loss was primarily attributable to an after-tax gain of $4.3 million on the Disposition and lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs, partially offset by lower revenues, higher income taxes and the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million discussed above.

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


Date:  November 26, 2002

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