Form 10-K
period 2002-12-31
LIBERTY GROUP PUBLISHING INC
filed 2003-03-31
CIK 1056464

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

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 [X] FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      [ ] FOR THE TRANSITION PERIOD FROM TO

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [ ] No [X]

    The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of March 31, 2003 was 2,158,833, all of which is owned by affiliates of the registrant. There is no public market for the common stock.

================================================================================

                                TABLE OF CONTENTS

                                                           PART I
   Disclosure Regarding Forward-Looking Statements.....................................................................1
   Item 1.   Business..................................................................................................1
   Item 2.   Properties................................................................................................6
   Item 3.   Legal Proceedings.........................................................................................6
   Item 4.   Submission of Matters to a Vote of Security Holders.......................................................6

                                                           PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................................7
   Item 6.   Selected Financial Data...................................................................................7
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................9
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...............................................20
   Item 8.   Financial Statements and Supplementary Data..............................................................20
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................20

                                                            PART III
   Item 10.  Directors, Executive Officers and Other Key Employees of the Registrant..................................20
   Item 11.  Executive Compensation...................................................................................22
   Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........26
   Item 13.  Certain Relationships and Related Transactions...........................................................28
   Item 14.  Controls and Procedures..................................................................................29

                                                           PART IV
   Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................29
     (a)     1.  Consolidated Financial Statements....................................................................29
             2.  Financial Statement Schedules........................................................................30
     (b)     Reports on Form 8-K......................................................................................30
     (c)     The exhibits filed as a part of this report are listed in the following Exhibit Index....................30

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) the Company's dependence on local economies and vulnerability to general economic conditions; (2) the Company's substantial indebtedness; (3) the Company's holding company structure;
(4) the Company's ability to implement its acquisition strategy; (5) the Company's competitive business environment, which may reduce demand for advertising; and (6) the Company's ability to attract and retain key employees. For purposes of this annual report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated and has no intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 1.   BUSINESS

OVERVIEW

    Liberty Group Publishing, Inc. ("LGP" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for its wholly owned subsidiary, Liberty Group Operating, Inc. ("Operating Company" or "LGO"). The consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

    The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 302 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest, Northeast and Western United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region.

    The Company's portfolio of publications is comprised of 66 paid daily newspapers and 126 paid non-daily newspapers. In addition, the Company publishes 110 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

INDUSTRY OVERVIEW

    Newspaper publishing is the oldest and largest segment of the media industry. Although there are several major national newspaper companies, the Company believes that the newspaper publishing industry in the United States is highly fragmented, with approximately 74% of daily and non-daily newspapers having circulations of less than 10,000. Most of these smaller publications are owned and operated by individuals whose newspaper holdings and financial resources are generally limited. Further, the Company believes that relatively few daily newspapers have been established in recent years due to the high cost of starting a daily newspaper operation and building a franchise identity. Moreover, most community markets cannot sustain more than one newspaper.

    The operating strategy of many newspaper companies has been impacted by the widespread use of the internet. Most newspapers have internet editions that deliver the same news and editorial content at no cost to registered users. However, the Company believes that most customers prefer their newspapers in printed form.

    Advertising revenue is the largest component of a newspaper's total revenues. Advertising rates at newspapers, free circulars and TMC publications are usually based on market size, circulation, penetration, demographics and alternative advertising media available in the marketplace. Readers of newspapers tend to be more highly educated and have higher incomes than non-newspaper readers, making the newspaper industry very appealing to advertisers attempting to reach this demographic group. The Company believes that newspapers are the most effective medium for retail advertising, which emphasizes the price of goods, in contrast to broadcast and cable television, which are generally used for image advertising, or radio, which is usually used to recall images or brands in the minds of listeners. The Company also believes that metropolitan and community newspapers represent the dominant medium for local advertising due to the importance of the information such newspapers contain in the communities they serve. While circulation revenue is not as significant as advertising revenue, circulation trends can affect the decisions of advertisers and advertising rates.

    Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising, which generally comprises approximately 40% of U.S. newspaper advertising revenues as a whole, is the most sensitive to economic cycles because it is driven primarily by the demand for employment, real estate transactions and automotive sales.

COMPETITIVE STRENGTHS

    LOCAL MARKET FOCUS. As a result of the Company's strategic focus on local content that emphasizes local names and faces, including youth sports, community events, business, politics and entertainment, the Company believes that its newspapers generate reader loyalty, perpetuate their franchise value and represent the most effective means for local advertisers to reach potential customers. Each of the Company's publications is tailored to its market to provide local content that radio, television and large metropolitan newspapers are generally unable to provide on a cost-effective basis because of their broader geographic coverage. The Company's publications have several advantages over metropolitan daily publications, including a lower cost structure, the ability to publish only on their most profitable days (e.g., midweek and one weekend day) and the ability to limit expensive investments in wire services and syndicated feature material. In addition, the Company has relatively low exposure to fluctuations in newsprint prices due to much lower page counts than large metropolitan newspapers, with newsprint expense related to its publications comprising 5.0% of its total advertising and circulation revenues in 2002.

    The Company has a broad base of local advertisers, with 73.9% of its advertising revenues derived from display advertising in 2002. In that period, no single display advertiser accounted for more than 1% of its total revenues. The Company believes that local display advertising revenues at its publications tend to be more stable than the advertising revenues of large metropolitan newspapers because local businesses generally have fewer effective advertising channels through which to reach their customers. The Company also is significantly less reliant than large metropolitan newspapers upon classified advertising, particularly "help wanted," real estate and automotive sections, and national advertising, which are generally more sensitive to economic conditions.

    ATTRACTIVE COST STRUCTURE THROUGH STRATEGIC REGIONAL CLUSTERING AND STRICT COST CONTROLS. The Company has acquired and assembled a network of strategically clustered newspapers in geographically diverse regions. Strategic clustering enables it to realize operating efficiencies and economic synergies, such as the sharing of management, accounting and production functions within clusters. The Company believes that strategic clustering enables its newspapers to generate higher operating margins than they would otherwise be able to achieve on a stand-alone basis. In addition, the Company has increased operating cash flows at acquired and existing newspapers through cost reductions, including labor, page width and page count reductions, as well as the implementation of revenue-generation and expense-control best practices throughout the Company.

BUSINESS STRATEGY

    DRIVE REVENUE GROWTH AT EXISTING PROPERTIES BY EXPANDING THE COMPANY'S ADVERTISING BASE. The Company continuously seeks to utilize its dominant distribution capability in the markets the Company serves to expand its advertising base by targeting new advertisers for its local newspapers and related publications and introducing new products that attract businesses that do not typically advertise in its newspapers. These products include shopping and visitors' guides and niche publications and inserts covering subjects such as children and parenting, employment, health, senior living and real estate, that are of interest to residents of particular geographic areas and members of particular demographic groups. In addition, the Company shares advertising concepts throughout its network of publications, enabling its advertising managers and publishers to implement advertising products and sales strategies that have already been successful in other markets that the Company serves.

    CONTINUE TO IMPROVE MARGINS THROUGH STRATEGIC REGIONAL CLUSTERING AND STRICT COST CONTROLS. The Company has achieved significant operating efficiencies within its network of strategically clustered publications, and the Company believes that, as the Company continues to acquire and integrate additional publications into its network, the Company will be able to realize incremental operating efficiencies and synergies that will position it to continue to improve its operating margins. The Company intends to continue to focus on controlling costs, with a particular emphasis on managing staffing requirements, leveraging production equipment to improve operating efficiencies and reducing newsprint consumption.

OVERVIEW OF OPERATIONS

Strategic Regional Clusters

    The Company has acquired, and intends to continue to acquire, community publications that the Company can integrate into its network of existing clusters or that can serve as the basis for creating new clusters. Strategic clustering of its publications enables the Company to realize operating efficiencies and economic synergies, such as the sharing of management, accounting and production functions within clusters. Strategic clustering also enables it to maximize revenues through the cross-selling of advertising among contiguous newspaper markets. As a result of strategic clustering, the Company believes that its newspapers are able to obtain higher operating margins than they would otherwise be able to achieve on a stand-alone basis.

    The following chart sets forth information for its publications by strategic regional clusters as of December 31, 2002. For purposes of the chart, clusters consist of five or more publications within a reasonably close proximity to each other.

                                                                           NUMBER OF NEWSPAPERS AND OTHER PUBLICATIONS
                                                                   -------------------------------------------------------
                                                                                                    FREE
                                                                      PAID         PAID       CIRCULATION/TMC
                      STRATEGIC REGIONAL CLUSTERS                     DAILY      NON-DAILY     PUBLICATIONS        TOTAL
       --------------------------------------------------------    -----------  -----------   ---------------    ---------
       Baton Rouge region (Louisiana)..........................         0             4               3               7
       Grand Forks region (North Dakota/Minnesota).............         2             2               2               6
       Honesdale region (Pennsylvania).........................         1             2               2               5
       Iowa....................................................         1             4               4               9
       Kansas City region (Kansas).............................         2             4               3               9
       Lake of the Ozarks region (Missouri)....................         3             3               9              15
       Northern Missouri.......................................         5             1               6              12
       Southern Illinois.......................................         6             9               5              20
       Southern Michigan.......................................         3             5               7              15
       Southwestern Louisiana..................................         3             1               2               6
       Southwestern Minnesota..................................         0             7               4              11
       Southwestern Missouri...................................         2             3               6              11
       Southwestern New York/Northwestern Pennsylvania.........         4             3              12              19
       Suburban Chicago........................................         0            38               0              38
       Twin Falls region (Idaho)...............................         2             6               2              10
       Western Illinois........................................         5             5               9              19
       Wichita region (Kansas).................................         6             4               6              16


    In 2002, no single strategic regional cluster contributed more than 15% of the Company's total revenues.

Advertising

    Advertising revenue is the largest component of the Company's total revenues, accounting for approximately 77.5%, 75.8% and 76.2% of its total revenues in 2000, 2001 and 2002, respectively. The Company derives its advertising revenues from display (local department stores, local accounts at national department stores, specialty shops and other retailers), national (national advertising accounts) and classified advertising (employment, automotive, real estate and personals). Its advertising rate structures vary among its publications and are a function of various factors, including local market conditions, competition, circulation, readership and demographics.

    Substantially all of the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company believes, based upon its operating experience, that its advertising revenues tend to be more stable than the advertising revenues of large metropolitan newspapers because its publications rely primarily on local advertising. Local advertising has historically been more stable than national advertising because local businesses generally have fewer effective advertising channels through which to reach their customers. Moreover, the Company is less reliant than large metropolitan newspapers upon classified advertising, particularly "help wanted," real estate and automotive sections, and national advertising, which are generally more sensitive to economic conditions. The contribution of display, national and classified advertising to its total advertising revenues for fiscal years 2000, 2001 and 2002 were as follows:

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                 ---------------------------
                                                  2000      2001       2002
                                                 ------    ------     ------
           Display...........................      70.5%     73.0%      73.9%
           National..........................       2.5       2.4        2.6
           Classified........................      27.0      24.6       23.5
                                                 ------    ------     ------
                Total advertising revenues...     100.0%    100.0%     100.0%

    The Company does not rely upon any one company or industry for its advertising revenues, which are derived from a variety of companies and industries, and no single display advertiser represented more than 1% of its total revenues in 2002. The Company's corporate management works with its local newspaper management to approve advertising rates and with the advertising staff of each local newspaper to develop marketing kits and presentations. A portion of its publishers' compensation is based upon increased advertising revenues. In addition, the Company shares advertising concepts throughout its network of publications, enabling its advertising managers and publishers to leverage advertising products and sales strategies that have already been successful in other markets that the Company serves.

Circulation

    While the Company's circulation revenue is not as significant as its advertising revenue, circulation trends impact the decisions of advertisers and advertising rates. Substantially all of its circulation revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. In order to enhance its circulation revenues and circulation trends, the Company has implemented quality enhancements, such as: upgrading and expanding printing facilities and printing presses; increasing the use of color and color photographs; improving graphic design, including complete redesigns; developing creative and interactive promotional campaigns and converting selected newspapers from afternoon to morning publication.

    Circulation revenue accounted for approximately 16.1%, 17.0% and 17.3% of its total revenues in 2000, 2001 and 2002, respectively. A vast majority of 2002 circulation revenues were derived from subscription sales. The Company owns and operates 66 paid daily publications that range in circulation from approximately 900 to 15,500, and 126 paid non-daily publications that range in circulation from approximately 100 to 27,200. The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. The Company also implements creative and interactive marketing programs and promotions to increase readership through both subscription and single copy sales.

Job Printing

    The Company operates 48 printing facilities. To the extent the Company has excess press capacity at these facilities, the Company provides commercial printing services to third parties, primarily other publishers who do not have a printing press, on a competitive bid basis. The Company also prints other commercial materials, including business cards and invitations, to produce incremental revenue from existing equipment and personnel. Job printing and other revenue accounted for approximately 6.3%, 7.2% and 6.5% of its total revenues in 2000, 2001 and 2002, respectively.

Electronic Media

    All of the Company's daily publications and certain of its weekly publications have their own free-access websites. The Company's websites have a consistent format and provide a selection of local and other news together with classified advertising, feature articles and details of local events and activities. The Company has also been able to expand the reach of its classified advertisements, and increase its advertising revenues, by placing advertisements on-line as well as in the newspapers. The Company believes that its ability to self-promote its websites in its printed newspapers as internet portals for the community and its focus on local content limits the competitive threat to its core newspaper business from new media businesses.

Editorial

    The Company's local paid daily and non-daily newspapers generally contain 8 to 14 pages with editorial content that emphasizes local news and topics of interest to the communities that they serve, such as local business, politics, entertainment and culture, as well as local youth, high school, college and professional sports. National and world news stories are sourced from the Associated Press. The Company's free circulation and TMC publications are typically used as a vehicle for delivering pre-printed content and range from limited to no editorial content.

    The editorial staff at each of its newspapers typically consists of a managing editor and several assistant editors and field reporters, who identify and report the local news in their communities. As of December 31, 2002, the Company employed approximately 530 editorial personnel that the Company believes provide the most comprehensive local news coverage in the communities the Company serves.

PRINTING AND DISTRIBUTION

    The Company operates 48 printing and distribution facilities, including 31 facilities within its 17 strategic regional clusters. The production resources located within each cluster are shared by the publications produced in each region. On average, each of the Company's printing and distribution facilities is responsible for producing six publications. Its newspapers are generally fully paginated utilizing image-setter technology, which allows for design flexibility and high-quality reproduction of color graphics. By clustering its production resources, the Company is able to reduce the operating costs of its newspapers while increasing the quality of its small market newspapers that might not typically otherwise have access to higher quality production facilities. Its consolidated printing and distribution facilities are generally located within 60 miles of its newspapers.

    The distribution of the Company's daily newspapers is typically outsourced to independent, third-party distributors, who also distribute a majority of its weekly and periodic publications. These distributors generally are independent and locally based within each cluster. Some of the Company's TMC publications and weekly publications are also delivered via U.S. mail.

NEWSPRINT

    Newsprint represents one of the Company's largest costs of producing newspapers. The Company has no long-term contracts to purchase newsprint. Its newspapers purchase a portion of their newsprint directly from paper mills and also make opportunistic spot market purchases within their geographic regions. The Company believes that its purchasing policies have resulted in its publications obtaining favorable newsprint prices. The Company incurred newsprint expense related to its publications of approximately $11.3 million, $12.6 million and $9.1 million in 2000, 2001, and 2002, respectively, net of newsprint consumed by six related publications whose assets were sold on January 7, 2002. The Company has relatively low exposure to fluctuations in newsprint prices due to much lower page counts than large metropolitan newspapers. Newsprint expense related to its publications as a percentage of its total advertising and circulation revenues for 2000, 2001 and 2002 was 6.4%, 7.0% and 5.0%, respectively, net of newsprint consumed by six related publications whose assets were sold on January 7, 2002. The Company also incurred newsprint expense related to job printing and other of approximately $3.5 million, $4.5 million and $3.0 million in 2000, 2001 and 2002, respectively.

    Historically, the price of newsprint has been cyclical and volatile, reaching approximately $682 per short ton in 1996 and dropping to almost $409 per short ton in 1993. The average price of newsprint for December 2002, as reported by Pulp & Paper Week, was approximately $436 per short ton. The Company seeks to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases.

SEASONALITY

    The Company's revenues, like those of other newspaper companies, tend to follow a distinct and recurring seasonal pattern, with high advertising revenues in months containing significant events or holidays. Accordingly, due to fewer holidays and more inclement weather as compared to other quarters, the Company's first fiscal quarter is historically its weakest revenue quarter of the year. Correspondingly, the Company's fourth fiscal quarter is historically its strongest revenue quarter because it includes heavy holiday season advertising. The Company expects that seasonal fluctuations will continue to affect its results of operations in future periods.

COMPETITION

    Each of the Company's newspapers competes to varying degrees for advertising and circulation revenue with local, regional and national newspapers, shoppers, magazines, radio, broadcast and cable television, direct mail, the internet and other media sources. Competition for newspaper advertising revenues is based largely on advertising results, advertising rates, readership demographics and circulation levels. Competition for circulation revenue is generally based on the content of the newspaper, its price and editorial quality.

    The Company's newspapers are the dominant sources for local news, announcements and other information of interest to the communities that the Company serves. Its publications generally have strong name recognition in their markets and face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can support only one primary newspaper, with the exception of its publications in the Chicago suburban market. However, as with most suburban and smaller daily newspapers, some circulation competition exists from large daily newspapers published in nearby metropolitan areas. The Company believes that these larger newspapers generally do not compete in a meaningful way for local advertising revenues. The Company provides its readers with community-specific content, which is generally not available on a consistent basis in nearby metropolitan newspapers. Local advertisers, especially businesses located within a small community, typically target advertising towards customers living or working within their own communities. The Company believes that its daily newspapers generally capture the largest share of local advertising as a result of its direct and focused coverage of the market and its cost-effective advertising rates relative to the more broadly circulated metropolitan newspapers.

    Although alternative media may be available, the Company believes that local advertisers generally regard newspapers and free circulation and TMC publications as the most cost-effective method of advertising time-sensitive promotions and price-specific advertisements, as compared with broadcast and cable television, which are generally used to advertise image, or radio, which is usually used to recall images or brands in the minds of listeners. The Company has, however, over the past several years faced increased competition for classified advertising from online advertising as the use of the internet has increased. From time to time, the Company competes with companies that are larger and/or have greater financial and distribution resources than the Company does.

EMPLOYEES

    The Company employs approximately 2,200 full-time employees and approximately 1,200 part-time employees. Approximately 2% of its employees belong to labor unions. The Company has not experienced a strike or work stoppage at any of its newspapers during the past five years, and considers its relations with its employees to be good.

ITEM 2.      PROPERTIES

    The Company has 143 operating and production facilities for its publications in the United States. The Company owns 107 of these facilities and leases the remaining 36 for terms ranging from one to five years. These facilities range in size from approximately 1,000 to 55,000 square feet. The Company's executive offices are located in Northbrook, Illinois, where the Company leases approximately 4,900 square feet under a lease terminating in 2004. The Company does not believe any individual property is material to its financial condition or results of operations.

ITEM 3.      LEGAL PROCEEDINGS

    The Company is involved from time to time in legal proceedings relating to claims arising out of its operations in the ordinary course of business. The Company is not party to any legal proceedings that, in the opinion of management, is reasonably expected to have a material adverse effect on its business, financial condition or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

    There is no public market for the Common Stock. As set forth in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," 1,964,605 shares of Common Stock (91% of the total shares outstanding) are owned by Green Equity Investors II, L.P. ("GEI II") and Green Equity Investors III, L.P. ("GEI III"). The remaining shares of the Common Stock are owned by certain officers and other management personnel of the Company. As of March 31, 2003, there were 13 holders of Common Stock.

DIVIDENDS

    LGP, which did not pay any dividends on the Common Stock in 2001 or 2002, is subject to certain covenants that limit its ability to pay dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2002

                                                                                                 NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE                                 FUTURE ISSUANCE UNDER EQUITY
                                    ISSUED UPON EXERCISE OF     WEIGHTED-AVERAGE EXERCISE         COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING          (EXCLUDING SECURITIES
           PLAN CATEGORY              WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS   REFLECTED IN FIRST COLUMN)
           -------------          --------------------------   ----------------------------  ----------------------------
    Equity compensation plans
        approved by security
        holders................             25,700                         $5.75                         23,780
    Equity compensation plans
        not approved by
        security holders.......                 --                            --                             --
                                            ------                         -----                         ------
    Total......................             25,700                         $5.75                         23,780
                                            ======                         -----                         ------

There were no stock option grants during 2002. See Footnote 17 "Stock Option Plans" in the Notes to the Consolidated Financial Statements for further discussion.


ITEM 6.   SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial data of the Company. During January 2002, the Company disposed of the assets of six related publications that the Company acquired in 1999 and, accordingly, the historical operating results of these publications have been reclassified and presented below as a discontinued operation. Certain other historical amounts have been reclassified to conform to the 2002 presentation, such as the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report.


                                                                    YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------
                                             1998           1999            2000            2001            2002
                                         -----------     -----------     -----------     -----------     -----------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Advertising ......................    $    82,570     $   120,315     $   145,787     $   147,977     $   146,918
   Circulation ......................         22,844          27,052          30,329          33,228          33,353
   Job printing and other ...........          7,117          12,309          11,887          13,995          12,560
                                         -----------     -----------     -----------     -----------     -----------
Total revenues ......................        112,531         159,676         188,003         195,200         192,831
Operating costs and expenses:
   Operating costs ..................         53,293          76,179          90,541          98,607          90,390
   Selling, general and
   administrative ...................         28,986          42,689          52,799          53,764          53,526
   Depreciation and amortization ....         11,917          16,496          19,193          21,315          17,027
                                         -----------     -----------     -----------     -----------     -----------
Income from continuing operations ...         18,335          24,312          25,470          21,514          31,888
Interest expense and amortization of
   deferred financing costs .........         25,234          32,313          40,229          40,710          35,507

Impairment of other assets ..........             --              --              --              --             223
Net gain on exchange and
   disposition of properties ........             --           6,197              --              --              --
                                         -----------     -----------     -----------     -----------     -----------
Loss from continuing operations
   before income taxes,
   extraordinary item and
   cumulative effect of change in
   accounting principle .............         (6,899)         (1,804)        (14,759)        (19,196)         (3,842)
Income taxes ........................             --             295             491           2,004           1,648
                                         -----------     -----------     -----------     -----------     -----------
Loss from continuing operations
   before  extraordinary item and
   cumulative effect of change in
   accounting principle .............         (6,899)         (2,099)        (15,250)        (21,200)         (5,490)
Income from discontinued
  operations, net of tax ............             --             513           1,817           1,508           4,269
Extraordinary gain on insurance
   proceeds .........................             --             485              --              --              --
Cumulative effect of change in
   accounting principle, net of tax .             --              --              --              --          (1,449)
                                         -----------     -----------     -----------     -----------     -----------
Net loss ............................         (6,899)         (1,101)        (13,433)        (19,692)         (2,670)
Dividends on preferred stock ........        (11,152)        (13,595)        (17,018)        (19,989)        (22,622)
                                         -----------     -----------     -----------     -----------     -----------
Net loss available
   to common stockholders ...........    $   (18,051)    $   (14,696)    $   (30,451)    $   (39,681)    $   (25,292)
                                         ===========     ===========     ===========     ===========     ===========
Basic and diluted weighted-average ..      1,600,000       1,595,923       1,964,876       2,171,381       2,158,833
  shares outstanding
Loss from continuing operations
  before accounting change and
  extraordinary gain ................    $    (11.28)    $     (9.83)    $    (16.42)    $    (18.97)    $    (13.02)
Net loss available to common
  stockholders per share ............    $    (11.28)    $     (9.21)    $    (15.50)    $    (18.27)    $    (11.71)
                                         ===========     ===========     ===========     ===========     ===========
STATEMENT OF CASH FLOWS DATA:
Capital expenditures ................    $     2,232     $     5,687     $     9,654     $     2,715     $     2,496
Net cash provided by
   operating activities .............         21,865           8,499          15,734          12,925          24,224
Net cash provided by (used in)
   investing activities .............       (388,678)        (60,509)        (92,092)         (3,330)         23,954
Net cash provided by (used in)
   financing activities .............        366,386          52,845          75,535          (9,157)        (47,956)
OTHER DATA (UNAUDITED):
EBITDA(1) ...........................    $    30,252     $    40,808     $    44,663     $    42,829     $    48,915

                                                                            AS OF DECEMBER 31,
                                                     1998           1999           2000           2001           2002
                                                  ---------      ---------      ---------      ---------      ---------
                                                                             (IN THOUSANDS)
     BALANCE SHEET DATA:
     Cash and cash equivalents ..............     $   1,025      $   1,860      $   1,036      $   1,474      $   1,696
     Total assets ...........................       410,068        479,160        563,501        543,902        506,325
     Total long-term obligations
        including current maturities
        (excluding deferred income taxes) ...       283,936        344,231        402,746        402,689        364,153
     Total mandatorily redeemable
         preferred stock ....................       105,152        118,747        158,080        178,068        200,690
     Stockholders' deficit ..................       (10,392)       (25,087)       (48,026)       (87,661)      (112,936)

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from continuing operations plus depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of its operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

                                                               YEAR  ENDED DECEMBER 31,
                                               -------------------------------------------------------
                                                 1998        1999        2000        2001        2002
                                               -------     -------     -------     -------     -------
                                                                    (IN THOUSANDS)
     Income from continuing operations ...     $18,335     $24,312     $25,470     $21,514     $31,888
     Depreciation and amortization .......      11,917      16,496      19,193      21,315      17,027
                                               -------     -------     -------     -------     -------
         EBITDA ..........................     $30,252     $40,808     $44,663     $42,829     $48,915
                                               =======     =======     =======     =======     =======


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the historical financial statements of the Company, including the notes thereto. The discussion and analysis below includes certain "forward-looking statements" (as such terms are defined in Section 21E of the Securities Exchange Act of 1934) pertaining to, among other things, competition in the Company's markets, availability of adequate acquisition opportunities, price and availability of newsprint, significant use of leverage, general economic conditions and environmental matters. These statements are based on the beliefs, assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results of operations, performance and business prospects and opportunities in 2003 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See Part I. "Disclosure Regarding Forward-Looking Statements" for certain factors that could cause or contribute to such material differences.

OVERVIEW

    Liberty Group Publishing, Inc. ("LGP" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for its wholly owned subsidiary, Liberty Group Operating, Inc. ("Operating Company" or "LGO"). The consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

    The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 302 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling, general and administrative expenses consist primarily of labor costs.

     The Company acquired 43 publications, in 12 transactions, for a total acquisition cost of $84.5 million during 2000. The Company has not acquired any significant publications since December 2000.

    On January 7, 2002, the Company disposed of the assets of six related publications (acquired in 1999) in one transaction for proceeds of $26.5 million (the "Disposition"). Accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the operating results of these publications as discontinued operations.

RESULTS OF OPERATIONS

    Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

    Total Revenues. Total revenues for the year ended December 31, 2002 decreased by $2.4 million, or 1.2%, to $192.8 million. The decrease in total revenues for 2002 was comprised of a $1.1 million, or 0.7%, decrease in advertising revenue, a $0.1 million, or 0.4%, increase in circulation revenue and a $1.4 million, or 10.3%, decrease in job printing and other revenue. The advertising and printing revenue decrease was primarily driven by a decrease in classified recruitment and printing revenues of $2.2 million and $1.0 million, respectively, in the Chicago suburban market, as well as the discontinuation of two lower margin print jobs in the Company's community markets, partially offset by an increase in preprint and national advertising revenues of $0.9 million and $0.2 million, respectively.

    Operating Costs. Operating costs for 2002 were $90.4 million, or 46.9% of total revenues, which was a decrease of $8.2 million over the year ended December 31, 2001, when operating costs were $98.6 million, or 50.5% of total revenues. This decrease was primarily due to a decrease in newsprint costs of $5.0 million, delivery costs of $1.1 million and labor costs of $1.5 million resulting from a reduction in operating staff.

    Selling, General and Administrative. Selling, general and administrative expenses for 2002 decreased by $0.2 million to $53.5 million, or 27.8% of total revenues, from $53.8 million for 2001 when selling, general and administrative expenses were 27.5% of total revenues. The decrease was primarily due to a decrease in labor costs of $1.6 million resulting from reductions in administrative staff, partially offset by higher performance-based incentive compensation of $1.4 million.

    Depreciation and Amortization. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to the adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement. The change in useful lives had no impact on cash flow.

    Depreciation and amortization expense for 2002 decreased by $4.3 million to $17.0 million from $21.3 million for 2001 as a result of the adoption of SFAS No. 142. For 2002, the Company recorded $11.9 million in amortization of intangible assets compared with $15.3 million for 2001. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The Company also ceased amortization of its mastheads because it determined that the useful life of its mastheads was indefinite. Had SFAS No. 142 been adopted on January 1, 2001, income from continuing operations before income taxes and cumulative effect of change in accounting principle for 2001 would have been increased by $5.7 million had goodwill and mastheads not been amortized and reduced by $1.9 million due to the change in useful lives of advertiser and subscriber relationship intangible assets.

    Income from Continuing Operations. Income from continuing operations increased by $10.4 million from $21.5 million, or 11.0% of total revenues, for 2001 to $31.9 million, or 16.5% of total revenues, for 2002. The increase was primarily driven by decreases in operating costs, selling, general and administration expenses and amortization expense, partially offset by lower revenues.

    EBITDA. EBITDA for 2002 increased by $6.1 million to $48.9 million, from $42.8 million for 2001. The increase was primarily driven by lower newsprint, delivery and labor costs, partially offset by lower revenues, as discussed above. EBITDA as a percentage of total revenues increased from 21.9% to 25.4%. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of its operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

                                                               YEAR  ENDED DECEMBER 31,
                                               -------------------------------------------------------
                                                 1998        1999        2000        2001        2002
                                               -------     -------     -------     -------     -------
                                                                    (IN THOUSANDS)
     Income from continuing operations ...     $18,335     $24,312     $25,470     $21,514     $31,888
     Depreciation and amortization .......      11,917      16,496      19,193      21,315      17,027
                                               -------     -------     -------     -------     -------
         EBITDA ..........................     $30,252     $40,808     $44,663     $42,829     $48,915
                                               =======     =======     =======     =======     =======


    Interest Expense. Interest expense (including amortization of deferred financing costs) decreased by $5.2 million to $35.5 million for 2002 from $40.7 million for 2001. The decrease in interest expense was due to the reduction of indebtedness resulting from the application of proceeds from the Disposition and lower interest rates.

    Income Tax Expense. Income tax expense for 2002 decreased by $0.4 million to $1.6 million from $2.0 million for 2001. The decrease in income tax expense was due to lower deferred federal and lower current state and local income tax expense.

    Income from Discontinued Operations. Income from discontinued operations was $4.3 million for 2002 compared to $1.5 million for 2001. On January 7, 2002, the Company disposed of the assets of six related publications (acquired in 1999) for proceeds of $26.5 million, resulting in a pre-tax gain of $7.0 million and an after-tax gain of $4.3 million.

    Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, an initial impairment test of properties was performed in the first quarter of 2002. As a result of this test, it was determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002. As a result, an after-tax goodwill and masthead impairment loss of $1.4 million, or $2.4 million pre-tax, was recorded in 2002 as a cumulative effect of change in accounting principle.

    Net Loss. For 2002, the Company recognized a net loss of $(2.7) million compared to a net loss of $(19.7) million for 2001. The $17.0 million decrease in net loss was primarily attributable to an after-tax gain of $4.3 million on the Disposition, lower amortization expense resulting from the adoption of SFAS No. 142 and lower newsprint, labor, delivery and interest costs, partially offset by lower revenues and the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses, as previously discussed.

    Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

    Total Revenues. Total revenues for the year ended December 31, 2001 increased by $7.2 million, or 3.8%, to $195.2 million. The increase in total revenues for 2001 was comprised of a $2.2 million, or 1.5%, increase in advertising revenue, a $2.9 million, or 9.6%, increase in circulation revenue, and a $2.1 million, or 17.7%, increase in job printing and other revenue. The increase in revenues was primarily due to revenue from publications acquired in 2000 of $12.9 million and same-property increases in circulation of $0.1 million, partially offset by decreases in same-property printing and advertising revenue of $0.7 million and $5.3 million, respectively.

    Operating Costs. Operating costs for 2001 were $98.6 million, or 50.5% of total revenues, which was an increase of $8.1 million over the year ended December 31, 2000 when operating costs were $90.5 million, or 48.2% of total revenues. The increase in operating costs as a percentage of total revenues for 2001 was primarily due to an increase in same-property delivery and newsprint costs of $0.2 million and $0.1 million, respectively, and lower revenues, partially offset by a decrease in labor costs of $0.1 million.

    Selling, General and Administrative. Selling, general and administrative expenses for 2001 increased by $1.0 million to $53.8 million, or 27.5% of total revenues, from $52.8 million for 2000 when expenses were 28.1% of total revenues.

    Depreciation and Amortization. Depreciation and amortization expense for 2001 increased by $2.1 million to $21.3 million, from $19.2 million for 2000. The increase was due to depreciation of assets acquired in 2000, depreciation on capital expenditures made in 2001, and a full year of amortization of intangibles from 2000 acquisitions.

    Income from Continuing Operations. Income from continuing operations decreased by $4.0 million from $25.5 million, or 13.5% of total revenues, for 2000 to $21.5 million, or 11.0% of total revenues, for 2001. The decrease was primarily driven by a decrease in same-property advertising revenue, higher newsprint and delivery costs, and higher depreciation and amortization expense partially offset by lower labor costs, as previously discussed.

    EBITDA. EBITDA for 2001 decreased to $42.8 million from $44.7 million for 2000. The decrease was primarily driven by a decrease in same-property advertising revenue and higher same-property delivery and newsprint costs, partially offset by lower labor costs from reduced headcount, as previously discussed. EBITDA as a percentage of total revenues declined from 23.8% to 21.9%.

    Interest Expense. Interest expense (including amortization of deferred financing costs) increased by $0.5 million to $40.7 million for 2001 from $40.2 million for 2000, primarily due to an increase in accretion on the Debentures (as defined below) of $0.9 million, which was partially offset by lower interest rates on borrowings under the Amended Credit Facility (as defined below).

    Income Tax Expense. Income tax expense for 2001 increased by $1.5 million to $2.0 million from $0.5 million for 2000. The increase in income tax expense was due to higher state and local income taxes of $0.3 million and an increase in federal income tax expense of $1.2 million. During the fourth quarter of 2001, a portion of the Debentures was purchased in the open market at a discount by related parties. This transaction resulted in a deemed cancellation and reissuance of the Debentures for federal income tax purposes, and thus a portion of the discount and interest relating to these Debentures may not be deductible for federal income tax purposes.

    Net Loss. For 2001, the Company recognized a net loss of $(19.7) million compared to a net loss of $(13.4) million for 2000. The $6.3 million increase in the net loss was due primarily to lower same-property advertising revenues, higher newsprint and delivery costs as well as higher depreciation, amortization, and interest expense, which was partially offset by lower labor costs, as previously discussed.

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

         As of January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires an annual impairment test for goodwill and other intangible assets with indefinite lives. The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA for individual properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. The multiples of revenues and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns. If there is a significant change in such multiples, or a deterioration in revenue or EBITDA for any of the properties, additional impairment losses may have to be recorded.

         Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The Company also ceased amortization of its mastheads because it determined that the useful life of its mastheads is indefinite.

         The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002. The change in useful lives had no impact on the Company's cash flow.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities. Cash provided by operating activities in 2000 was $15.7 million and decreased $2.8 million to $12.9 million in 2001. The decrease in 2001 was primarily due to a decrease of $1.8 million in income from continuing operations before depreciation and amortization and higher borrowing levels. Cash provided by operating activities increased by $11.3 million to $24.2 million in 2002. The increase in 2002 was primarily due to an increase of $6.1 million in income from continuing operations before depreciation and amortization and a decrease in interest rates and borrowing levels.

    Cash flows from investing activities. Cash used in investing activities was $92.1 million in 2000 and $3.3 million in 2001 compared to cash provided from investing activities of $24.0 million in 2002. The decrease of $88.8 million in cash used from 2000 to 2001 relates primarily to a decrease in the number and size of acquisitions from 2000 to 2001 in the amount of $83.9 million and a decrease in capital expenditures of $6.9 million. The increase of $27.3 million in cash provided from 2001 to 2002 was primarily due to $26.7 million of proceeds from the Disposition and the sale of other assets, partially offset by $2.5 million of capital expenditures. The Company's capital expenditures in 2002 consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company intends to continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and new markets.

    Cash flows from financing activities. Cash provided by financing activities was $75.5 million in 2000 compared to cash used in financing activities of $9.2 million in 2001 and $48.0 million in 2002. Cash provided by financing activities in 2000 primarily resulted from the issuance of preferred stock of $20.7 million and Common Stock of $7.4 million and borrowings under the Term Loan B of $98.5 million and the revolving credit facility of $71.8 million, partially offset by the repayment of the previous revolving credit facility of $121.9 million. Net cash used in financing activities in 2001 related to the repayment of a portion of the revolving credit facility of $7.1 million and the Term Loan B and other liabilities of $2.0 million. Net cash used in financing activities in 2002 reflects the reduction of indebtedness under the revolving credit facility of $21.1 million, the Term Loan B of $26.0 million, and other liabilities of $0.9 million.

    Amended credit facility. LGO is a party to an Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A, with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Amended Credit Facility provides for a $100.0 million principal amount Term Loan B that matures in March 2007 and a revolving credit facility with a $135.0 million aggregate commitment amount available, including a $10.0 million sub-facility for letters of credit, that matures in March 2005. The Amended Credit Facility is secured by a first-priority security interest in substantially all of the tangible and intangible assets of LGO, LGP and LGP's other present and future direct and indirect subsidiaries. Additionally, the loans under the Amended Credit Facility are guaranteed, subject to specified limitations, by LGP and all of the future direct and indirect subsidiaries of LGO and LGP. The Company is required to permanently reduce the Term Loan B and/or revolving commitment amount with disposition proceeds in excess of $1.5 million if the proceeds are not reinvested in Permitted Acquisitions (as defined under the Amended Credit Facility) within 300 days of receipt of such proceeds. On October 23, 2002, LGO repaid $25.0 million principal amount of the Term Loan B with the proceeds from the Disposition. The proceeds of the Disposition were initially used to reduce the outstanding amount under the revolving credit facility and Operating Company borrowed such amounts under the revolving credit facility in connection with the repayment of the Term Loan B.

    The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. As of December 31, 2002, the Term Loan B requires annual principal payments of $0.7 million in 2003 and 2004, $26.9 million in 2005, $35.3 million in 2006 and $8.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Interest expense for 2002 was $35.5 million, including non-cash interest of $9.4 million with respect to the Debentures and amortization of deferred financing costs of $2.3 million. The degree to which LGP is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    As of December 31, 2002, approximately $94.3 million was outstanding under the Amended Credit Facility, the aggregate principal amount of the Notes outstanding was $180.0 million, and the accreted principal amount of $89.0 million aggregate principal amount of 11 5/8% Senior Discount Debentures (the "Debentures") due February 1, 2009 was approximately $88.2 million.

    Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its revolving credit facility.

    LGP has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, LGP's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its subsidiaries, in particular from Operating Company. The indentures relating to the Notes, Debentures and the Amended Credit Facility impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio, limitations on capital expenditures and restrictions on the Company's ability to incur debt, pay dividends or take certain other corporate actions.

    Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months. On February 1, 2003, the Company's Debentures will reach an accreted value of $89.0 million, which is equivalent to the principal amount of the Debentures at maturity. At this time, the Company will begin accruing cash interest on the Debentures. Semi-annual interest payments will subsequently commence on August 1, 2003 and continue through the maturity date of February 1, 2009. The semi-annual payments will increase the Company's annual cash interest obligations by $5.2 million in 2003, $10.3 million in each year from 2004 through 2008, and $5.2 million in 2009.

    On June 3, 2002, the Company filed a registration statement with the Securities and Exchange Commission on Form S-2 (as amended, the "Registration Statement") with respect to an initial public offering of the Company's common stock, par value $0.01 per share (the "Common Stock"). Reference is made to the Registration Statement for information concerning the offering and transactions contemplated by the Registration Statement, including the Company's intended use of proceeds from the initial public offering and the impact of such intended use on the Company's capital structure and indebtedness. There can be no assurance that the Company will consummate the initial public offering of the Common Stock.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table reflects a summary of the Company's contractual cash obligations as of December 31, 2002 (in thousands):

                                                  2003       2004       2005       2006       2007    THEREAFTER    TOTAL
                                                --------   --------   --------   --------   --------  ----------  --------
     9 3/8% senior subordinated notes .......   $     --   $     --   $     --   $     --   $     --   $180,000   $180,000
     11 5/8% senior discount debentures(1)...         --         --         --         --         --     89,000     89,000
     Term Loan B ............................        744        744     26,862     35,320      8,830         --     72,500
     Revolving credit facility ..............         --         --     21,845         --         --         --     21,845
     Non-compete payments ...................        380        282        282        177        177        216      1,514
     Real estate lease payments .............        362        214         92         43          7         --        718
     Finder fee payments ....................        125         --         --         --         --         --        125
     Other ..................................          4          5         --         --         --         --          9
                                                --------   --------   --------   --------   --------   --------   --------
                                                $  1,615   $  1,245   $ 49,081   $ 35,540   $  9,014   $269,216   $365,711
                                                ========   ========   ========   ========   ========   ========   ========

----------

(1) On February 1, 2003, the Company's Debentures will reach an accreted value of $89.0 million, which is equivalent to the principal amount of the Debentures at maturity. At this time, the Company will begin accruing cash interest on the Debentures. Semi-annual interest payments will subsequently commence on August 1, 2003 and continue through the maturity date of February 1, 2009. The semi-annual payments will increase the Company's annual cash interest obligations by $5.2 million in 2003, $10.3 million in each year from 2004 through 2008 and $5.2 million in 2009.

RELATED-PARTY TRANSACTIONS

    EXECUTIVE STOCK INVESTMENTS

    Upon the commencement of his employment in January 1998, LGP loaned Kenneth
L. Serota $250,000 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001. LGP also provided Mr. Serota with three additional loans on August 11, 2000, in the principal amounts of $250,000, $225,947 and $121,663. The $250,000 loan was used by Mr. Serota to purchase 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock, while the $225,947 and $121,663 loans were used by Mr. Serota to purchase an aggregate of 23,174 shares of Common Stock. Each of these loans accrues interest at a rate of 6.22% per annum until each loan matures. LGP is required to forgive the $250,000 loan, including all accrued interest, under certain circumstances. The $225,947 and $121,663 loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold.

    In addition, certain other executives were given the opportunity to purchase Common Stock. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Board of Directors approved the forgiveness of these loans including accrued interest, in 3 equal installments in January 1999, 2000, and 2001. LGP has the right to repurchase the Common Stock at the original cost if the executive terminates his employment or is terminated for cause.

    On December 15, 2000, LGP issued and sold to management investors 28,626 shares of Common Stock for a purchase price per share of $15.00 for an aggregate purchase price of approximately $429,000.

    During 2001, LGP repurchased 22,344 shares of Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and approximately $63,000 in cash.

    OTHER RELATED-PARTY TRANSACTIONS

    The Company paid $1.3 million, $1.5 million and $1.5 million in management fees in 2000, 2001 and 2002, respectively, and $356,000, $375,000 and $350,000 in other fees in 2000, 2001 and 2002, respectively, to Leonard Green & Partners, L.P. The

Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000 in 2003. See Item 13. "Certain Relationships and Related Transactions" for further discussion of this and other transactions.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, unless the items meet the definition of extraordinary under APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applicable to fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements for interim and annual periods ending after December 15, 2002.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

RISK FACTORS FOR INVESTMENT CONSIDERATIONS

    THE COMPANY DEPENDS TO A GREAT EXTENT ON THE ECONOMIES AND THE DEMOGRAPHICS OF THE LOCAL COMMUNITIES THAT IT SERVES AND IS ALSO SUSCEPTIBLE TO GENERAL ECONOMIC DOWNTURNS, WHICH COULD CONTINUE TO HAVE A MATERIAL IMPACT ON ITS ADVERTISING AND CIRCULATION REVENUES AND ITS PROFITABILITY.

    The Company's advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that its publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that its publications serve. If the local economy, population or prevailing retail environment of a community served by the Company experiences a downturn, its publications, revenues and profitability in that market would be adversely affected. For example, the Company's total revenues for the 2002 decreased by $2.4 million from 2001 as a result of, among other things, a decrease in classified recruitment and printing revenues of $2.2 million and $1.0 million, respectively, in the Chicago suburban market. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

    The Company's advertising and circulation revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in its newspapers and related publications are primarily retail businesses, which can be significantly affected by regional or national economic downturns and other developments. For example, if there is continued consolidation among the Company's advertisers, such as retailers, grocery stores and banks, or if large national retailers that rely less on local print advertising expand their operations to include grocery stores and replace grocers that presently advertise in its newspapers, the Company's advertising revenues would decrease. Additionally, due to the Company's substantial indebtedness, it may be more susceptible to adverse general economic effects than some of the competitors in its industry, some of which have greater financial and other resources than the Company does.

    THE COMPANY'S SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT ITS FINANCIAL HEALTH AND REDUCE THE FUNDS AVAILABLE TO IT FOR OTHER PURPOSES.

    The Company has, and intends to continue to have, a significant amount of indebtedness. As of December 31, 2002, the Company had total indebtedness of $362.5 million. The Company expects to incur additional indebtedness to fund operations, capital expenditures or future acquisitions. The Company's substantial indebtedness could adversely affect its financial health in the following ways:

    - a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its outstanding indebtedness, thereby reducing the funds available to it for other purposes;

    - indebtedness under the Amended Credit Facility is at variable rates of interest, which causes it to be vulnerable to increases in interest rates;

    - the Company is more leveraged than certain competitors in its industry, which might place it at a competitive disadvantage;

    - the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and

    - the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    In addition, the Amended Credit Facility and other indebtedness contain financial and other restrictive covenants that limit the Company's ability to incur additional debt and engage in other activities that may be in its long-term best interests. The Company's failure to comply with these covenants could trigger an event of default which, if not waived or cured, could result in the acceleration of the maturity of its indebtedness. If the Company's indebtedness is accelerated, it may not have sufficient cash resources to satisfy its obligations in respect of its indebtedness and the Company may not be able to continue its operations.

    LGP IS A HOLDING COMPANY, AND ITS ACCESS TO THE CASH FLOW OF ITS SUBSIDIARIES IS SUBJECT TO RESTRICTIONS IMPOSED BY ITS INDEBTEDNESS.

    LGP is a holding company for its wholly-owned subsidiary, LGO, and LGP does not have and may not in the future have any assets other than the common stock of LGO. LGO conducts its operations through its subsidiaries. LGO's available cash will depend upon the cash flow of its subsidiaries and the ability of its subsidiaries to make funds available to LGO in the form of loans, dividends or otherwise. LGO is a party to an indenture governing the Notes and Amended Credit Facility, each of which imposes substantial restrictions on LGO's ability to pay dividends to LGP. Any payment of dividends will be subject to the satisfaction of certain financial conditions set forth in the indentures related to the Notes and the Amended Credit Facility. The ability of LGO and its subsidiaries to comply with these conditions may be affected by events that are beyond LGP's control. The breach of these conditions could result in a default under the indentures governing the Notes and the Amended Credit Facility, and in the event of any such default, the holders of the Notes and/or the lenders under the Amended Credit Facility could elect to accelerate the maturity of all the Notes or the loans under the Amended Credit Facility. If the maturity of the Notes or the loans under the Amended Credit Facility were to be accelerated, all such outstanding debt would be required to be paid in full before LGO or its subsidiaries would be permitted to distribute any assets or cash to LGP. LGP expects future borrowings by LGO to contain restrictions or prohibitions on the payment of dividends by LGO and its subsidiaries to it.

    THE COMPANY INTENDS TO CONTINUE TO PURSUE ACQUISITION OPPORTUNITIES, WHICH MAY SUBJECT IT TO CONSIDERABLE BUSINESS AND FINANCIAL RISK.

    The Company has grown through, and anticipates that it will continue to grow through, acquisitions of paid daily and non-daily newspapers and free circulation and TMC publications. The Company continually evaluates potential acquisitions and intends to actively pursue acquisition opportunities, some of which could be significant. The Company may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Acquisitions may expose the Company to particular business and financial risks that include:

    -    diverting management's attention;

    -    assuming liabilities;

    - incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

    - experiencing an adverse impact on the Company's earnings from the amortization or impairment of acquired goodwill and other intangible assets;

    - failing to integrate the operations and personnel of the acquired newspapers and publications;

    -    entering new markets with which the Company is not familiar; and

    - failing to retain key personnel of the acquired newspapers and publications.

    The Company may not be able to successfully manage acquired newspapers and publications or increase its profits from these operations. If the Company is unable to successfully implement its acquisition strategy or address the risks associated with acquisitions, or if the Company encounters unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, its growth and ability to compete may be impaired, it may fail to achieve acquisition synergies and it may be required to focus resources on integration of operations rather than more profitable areas. In addition, the Company may compete for certain acquisition targets with companies having greater financial resources than it. The Company anticipates that it will finance acquisitions through cash provided by operating activities and borrowings under its Amended Credit Facility, which would reduce its cash available for other purposes, including the repayment of indebtedness.

    THE COMPANY'S BUSINESS MAY SUFFER IF THERE IS A SIGNIFICANT INCREASE IN THE PRICE OF NEWSPRINT OR A REDUCTION IN THE AVAILABILITY OF NEWSPRINT.

    The basic raw material for newspapers is newsprint. In 2002, the Company's newsprint consumption related to its publications totaled approximately $9.1 million, which was 5.0% of its total advertising and circulation revenues. The Company also incurred newsprint expense related to job printing and other of approximately $3.0 million in 2002. The Company has no long-term contracts to purchase newsprint. The Company's inability to obtain an adequate supply of newsprint in the future could have a material adverse effect on its ability to produce its publications. Historically, the price of newsprint has been cyclical and volatile, reaching approximately $682 per short ton in 1996 and dropping to almost $409 per short ton in 1993. The average price of newsprint for December 2002, as reported by Pulp & Paper Week, was approximately $436 per short ton. Significant increases in newsprint costs could have a material adverse effect on the Company's financial condition and results of operations. See Item 1. "Business -- Newsprint."

    THE COMPANY COMPETES WITH A LARGE NUMBER OF COMPANIES IN THE MEDIA INDUSTRY, AND IF IT IS UNABLE TO COMPETE EFFECTIVELY, ITS ADVERTISING AND CIRCULATION REVENUES MAY DECLINE.

    The Company's business is concentrated in newspapers and other publications located primarily in non-metropolitan markets in the United States. The Company's revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, the internet and other media. For example, as the use of the internet has increased over the past several years, the Company has lost some classified advertising and subscribers to online advertising businesses and its free internet sites that contain abbreviated versions of its newspapers, respectively. Competition for newspaper advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation is based largely upon the content of the newspaper, its price and editorial quality. The Company's local and regional competitors are typically unique to each market, and many of its competitors for advertising revenues are larger and have greater financial and distribution resources than it. The Company may incur increasing costs competing for advertising expenditures and paid circulation. The Company may also experience a decline of circulation or print advertising revenue due to alternative media, such as the internet. If it is not able to compete effectively for advertising expenditures and paid circulation, the Company's revenues may decline. See "Business -- Competition."

    THE COMPANY'S QUARTERLY REVENUES AND OPERATING RESULTS FLUCTUATE AS A RESULT OF A VARIETY OF FACTORS, WHICH MAY AFFECT ITS CASH FLOWS.

    The Company's quarterly revenues and operating results have varied significantly in the past and are expected to fluctuate in the future due to a number of factors. For example, the timing of new newspaper acquisitions, related pre-acquisition expenses, losses or charges incurred as a result of acquisitions, including significant write-downs, write-offs or impairment charges, and the amount of revenue contributed by new and existing newspapers may cause its quarterly results to fluctuate. Additionally, the Company's business is subject to seasonal fluctuations that it expects to continue to affect its operating results in future periods. The Company's first fiscal quarter of the year tends to be its weakest quarter because advertising volume is at its lowest levels following the holiday season. Correspondingly, its fourth fiscal quarter tends to be its strongest quarter because the fourth fiscal quarter includes heavy holiday season advertising. Other factors that affect the Company's quarterly revenues and operating results may be beyond its control, including changes in the pricing policies of its competitors, the hiring and retention of key personnel, wage and cost pressures, changes in newsprint prices and general economic factors. These quarterly fluctuations in revenues and operating results may affect the Company's cash flows.

    THE COMPANY IS SUBJECT TO ENVIRONMENTAL AND EMPLOYEE SAFETY AND HEALTH REGULATION THAT COULD CAUSE IT TO INCUR SIGNIFICANT COMPLIANCE EXPENDITURES AND LIABILITIES.

    The Company's operations are subject to federal, state and local laws and regulations pertaining to the environment, air and water quality, storage tanks and the management and disposal of wastes at its facilities. Its operations are also subject to various employee safety and health laws and regulations, including those pertaining to occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health laws tend to be complex, comprehensive and frequently changing. As a result, the Company may be involved from time to time in administrative and judicial proceedings and investigations related to environmental and employee safety and health issues. These proceedings and investigations could result in substantial costs to it, divert management's attention and, if it is determined that the Company is not in compliance with applicable laws and regulations, result in significant liabilities, fines or the suspension or interruption of the operations of specific printing facilities. Future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to the Company, may give rise to additional compliance or remedial costs that could be material.

    THE COMPANY DEPENDS ON KEY PERSONNEL, AND IT MAY NOT BE ABLE TO OPERATE AND GROW ITS BUSINESS EFFECTIVELY IF IT LOSES THE SERVICES OF ANY OF ITS SENIOR EXECUTIVE OFFICERS OR IS UNABLE TO ATTRACT QUALIFIED PERSONNEL IN THE FUTURE.

    The Company is dependent upon the efforts of its senior executive officers. In particular, it is dependent upon the management and leadership of Kenneth L. Serota, the Company's President, Chief Executive Officer and Chairman of the Board of Directors. The loss of Mr. Serota or other senior executive officers could affect the Company's ability to run its business effectively.

    The success of the Company's business is heavily dependent on its ability to retain its current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and the Company may not be able to retain its personnel. The Company has not entered into employment agreements with its key personnel, other than with Mr. Serota, and these individuals may not continue in their present capacity with the Company for any particular period of time. The Company does not have key man insurance for any executive officers or key personnel. The loss of any senior executive officer requires the remaining executive officers to divert immediate and substantial attention to seeking a replacement. The Company's inability to find a replacement for any departing executive officer on a timely basis could adversely affect its ability to operate and grow its business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At December 31, 2002, the Company had borrowings outstanding of $21.8 million under the revolving credit facility and $72.5 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact annual interest expense by approximately $0.9 million based on the amount outstanding at December 31, 2002.

    For additional information regarding the Company's Amended Credit Facility, see Item 7 " Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information in response to this Item 8 is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages 34 to 56 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE
          REGISTRANT

    The following table sets forth the name, age and position of LGP's directors, executive officers and other key employees as of March 31, 2003:

                       NAME                          AGE                         POSITION
          -------------------------------           -----    ------------------------------------------------------------
         EXECUTIVE OFFICERS AND DIRECTORS:
         Kenneth L. Serota......................      41     President,  Chief  Executive  Officer  and  Chairman  of the
                                                             Board of Directors
         Daniel D. Lewis........................      40     Chief Financial Officer
         Scott T. Champion......................      43     Executive  Vice  President,   Chief   Operating   Officer --
                                                             Community Division and Director
         Gene A. Hall...........................      51     Senior Vice President-- Midwestern Region
         Randy Cope.............................      42     Executive Vice President-- Missouri, Kansas and Arkansas
         Kelly Luvison..........................      43     Executive Vice President-- Eastern Region
         John G. Danhakl........................      47     Director
         Peter J. Nolan.........................      44     Director
         Jonathan A. Seiffer....................      31     Director

         KEY EMPLOYEES:
         Theodore G. Mike.......................      56     Vice President-- Eastern Region
         Ronald A. Wallace......................      45     Vice President-- Sales and Marketing
         Gerald R. Smith........................      54     President-- Liberty Group Suburban Newspapers, Inc.


    KENNETH L. SEROTA is LGP's President and Chief Executive Officer and has served in that capacity since January 1998. Mr. Serota is also the Chairman of the Board of Directors and has been a Director since January 1998. Mr. Serota has had equivalent titles and responsibilities at LGO during the same time periods. Previously, he served as Vice President-- Law & Finance and Secretary of Hollinger from May 1995 to December 1997 and as a director of its APC Division, which owned the publications initially acquired by us, from 1996 to 1997. Previously, Mr. Serota served as an attorney and a certified public accountant. Mr. Serota has significant experience negotiating and closing acquisitions of publications and primarily focuses his efforts on executing the Company's acquisition functions and overseeing all of its administrative and finance functions. Mr. Serota received a B.S. in Accountancy and a J.D. from the University of Illinois.

    DANIEL D. LEWIS is LGP's Chief Financial Officer with primary responsibility for its financial and accounting activities. He served as LGP's Vice President-- Finance and Secretary from May 2001 to May 2002. From September 1999 to May 2001, Mr. Lewis served as LGO's corporate controller. Mr. Lewis has had equivalent titles and responsibilities at LGO during the same time periods. Prior to joining us, Mr. Lewis served as a management consultant for PricewaterhouseCoopers LLP. In addition, Mr. Lewis has held management positions with Kraft Foods Inc. and Berkshire Hathaway Inc. Mr. Lewis is a certified public accountant.

    SCOTT T. CHAMPION is LGP's Executive Vice President and Chief Operating Officer -- Community Division and has primary responsibility for all community publications. Mr. Champion has been a Director since January 2000. In 1998, he served as LGP's Senior Vice President. Mr. Champion has had equivalent titles and responsibilities as an executive officer at LGO during the same time periods. Prior to 1998, he served as Senior Vice President, regional manager, and district manager of APC and had been employed at APC since 1988. Prior to his employment at APC, Mr. Champion served as the publisher of a group of privately owned publications. Mr. Champion has more than 19 years of experience in the newspaper industry.

    GENE A. HALL is LGP's Senior Vice President and has primary responsibility for publications in the Midwestern region of the United States. He was appointed LGP's Senior Vice President in January 1998. Mr. Hall has had equivalent titles and responsibilities at LGO during the same time periods. Prior to his employment with LGP, he served as a Senior Vice President of APC from 1992 to 1998. Prior to 1992, he served as a regional manager and had been employed at APC since 1988. Prior to his employment at APC, Mr. Hall was the owner and publisher of the Charles City Press, Six County Shopper and The Extra in Charles City, Iowa, which the Company currently owns. Mr. Hall has more than 33 years of experience in the newspaper industry.

    RANDALL W. COPE is LGP's Executive Vice President responsible for newspaper operations in Missouri, Kansas and Arkansas. Mr. Cope held the position of Vice President from December 1998 until he was named LGP's Executive Vice President in April 2002. Mr. Cope also oversees the Company's national classified advertising network. From 1995 to 1998, Mr. Cope was regional manager and publisher of the Northwest Arkansas Times in Fayetteville, Arkansas, which was owned by APC. Mr. Cope has 20 years of experience covering all areas of newspaper operations.

    KELLY M. LUVISON is LGP's Executive Vice President responsible for newspaper operations in western New York, Pennsylvania and West Virginia, as well as Liberty Business Development Group. Mr. Luvison served as regional manager for the Company since January 1998, was appointed a Vice President in January 2000 and Executive Vice President in April 2002. Prior to January 1998, Mr. Luvison was a regional manager for APC. Since 1996, Mr. Luvison has been publisher of the Evening Tribune in Hornell, New York, a newspaper the Company currently owns, in addition to his duties as a regional manager and Vice President.

    JOHN G. DANHAKL has been a Director since January 1998. Mr. Danhakl has been a partner of Leonard Green & Partners, L.P. since 1995. Mr. Danhakl had previously been a Managing Director at Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) and had been with DLJ since 1990. Prior to joining DLJ, Mr. Danhakl was a Vice President at Drexel Burnham Lambert Incorporated from 1985 to 1990. Mr. Danhakl is also a director of Arden Group, Inc., Big 5 Sporting Goods Corporation, Communications & Power Industries Inc., Twinlab Corporation, Diamond Triumph Auto Glass, Inc., Leslie's Poolmart, Inc., VCA Antech, Inc., PETCO Animal Supplies, Inc., Rite Aid Corporation and MEMC Electronic Materials, Inc.

    PETER J. NOLAN has been a Director since January 1998. Mr. Nolan has been a partner of Leonard Green & Partners, L.P. since 1997. Mr. Nolan previously served as Managing Director and Co-Head of DLJ's Los Angeles Investment Banking Division since 1990. Prior to joining DLJ, Mr. Nolan had been a Vice President at Drexel Burnham Lambert Incorporated and a First Vice President at Prudential Securities Incorporated. Mr. Nolan is also a director of VCA Antech Inc. and several private companies.

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

    THEODORE G. MIKE is LGP's Vice President and has primary responsibility for many of its newspaper operations in the eastern region of the United States. Mr. Mike served as regional manager since January 1998, and was appointed Vice President in January 1999. Mr. Mike served as a regional manager for APC from 1992 to 1997. Mr. Mike has also been publisher of The Evening Times in Sayre, Pennsylvania, a newspaper the Company currently owns, since 1992. Mr. Mike has more than 35 years of experience in the newspaper industry.

    RONALD A. WALLACE is LGP's Vice President-- Sales and Marketing. Mr. Wallace joined the Company in his current role in March 2002. Prior to joining LGP, Mr. Wallace was a Regional Publisher with Morris Communications Corporation from 1996 to 2001. Also with Morris from 1994 to 1995, Mr. Wallace served as Advertising & Marketing Director at a 40,000 circulation daily newspaper in Athens, Georgia. Mr. Wallace is a 25-year newspaper veteran having held positions with Times Mirror Corporation, Hartman Walls Corporation, Belo Corp., Ingersoll Publications, Sun Newspapers and Ogden Newspapers, Inc.

    GERALD R. SMITH is President of Liberty Group Suburban Newspapers, Inc., an indirect subsidiary of the Company. From February 1999 to February 2001, Mr. Smith served as Executive Vice President-- General Manager of Liberty Group Suburban Newspapers, Inc. Prior to February 1999, Mr. Smith held various positions over 14 years at the Daily Southtown, a 60,000 circulation daily newspaper in Chicago including Executive Vice President-General Manager, and was responsible for day-to-day operations from 1991 to 1999.

COMMITTEES OF THE BOARD OF DIRECTORS

    LGP's board of directors has established an audit committee, a compensation committee and an executive committee. LGP's board may establish other committees from time to time to facilitate the management of the Company.

    LGP's audit committee is currently comprised of Messrs. Nolan, Seiffer and Serota and is charged with the following responsibilities:

    o the engagement, oversight and compensation of the Company's independent public accountants;

    o reviewing the plan, scope and results of the annual audit to be conducted by the Company's independent public accountants;

    o pre-approving services provided to the Company by its independent public accountants;

    o meeting periodically with the Company's independent public accountants and its Chief Financial Officer to review matters relating to its consolidated financial statements, its accounting principles and its system of internal accounting controls; and

    o reporting its recommendations as to the approval of the Company's consolidated financial statements to the board of directors.

    LGP's compensation committee (including a subcommittee thereof) is responsible for establishing guidelines and standards relating to the determination of executive compensation, considering and making recommendations to the board of directors regarding executive compensation and administering the Company's stock option and incentive award plans. LGP's compensation committee is currently comprised of Messrs. Nolan, Seiffer and Serota.

    Our executive committee is authorized to manage LGP's business and affairs between the meetings of LGP's board of directors. LGP's executive committee is currently comprised of Messrs. Nolan, Seiffer and Serota.

ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth the cash and non-cash compensation paid to LGP's chief executive officer and each of the four other most highly compensated executive officers of LGP who earned more than $100,000 in salary and bonus during 2002 (each a named executive officer and, collectively, the named executive officers):

SUMMARY COMPENSATION TABLE

                                                                                                                   LONG-TERM
                                                                             ANNUAL COMPENSATION                  COMPENSATION
                                                         -----------------------------------------------------    ------------
                                                                                                                   SECURITIES
                                                         FISCAL                                 OTHER ANNUAL       UNDERLYING
                      NAME AND POSITION                   YEAR      SALARY ($)    BONUS ($)   COMPENSATION ($)     OPTIONS (#)
     -------------------------------------------------   ------     ---------     ---------   ----------------    ------------
     Kenneth L. Serota................................    2002       478,008      675,000               --              --
         President and CEO                                2001       455,500           --               --              --
                                                          2000       405,500      300,000          112,973 (1)          --
     Scott T. Champion................................    2002       204,500      245,000               --              --

         Executive Vice President, Chief Operating        2001       171,654       30,000               --              --
         Officer - Community Division                     2000       155,500       85,000               --              --

     Gene H. Hall.....................................    2002       130,500       75,000               --              --
         Senior Vice President - Midwestern               2001       150,500       30,000               --              --
         Region                                           2000       138,289       38,200               --              --

     Randall W. Cope..................................    2002       150,500       70,000               --              --
         Executive Vice President - Missouri,             2001       150,500       25,000               --              --
         Kansas and Arkansas                              2000       135,500       62,000               --              --

     Daniel D. Lewis..................................    2002       130,500       55,000               --              --
         Chief Financial Officer                          2001       117,308       25,000               --              --
                                                          2000        99,000       15,000               --           1,000

----------

    (1)  Includes $109,973 of loan forgiveness for fiscal year 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND STOCK OPTION YEAR-END VALUE

    The following table sets forth, for each of LGP's named executive officers, information regarding the number of shares of Common Stock underlying stock options held at December 31, 2002. Options to purchase shares of Common Stock were not granted to, or exercised by, any named executive officer during 2002. None of the outstanding unexercised options at December 31, 2002 held by named executive officers was in-the-money.

                                            NUMBER OF SECURITIES UNDERLYING
                                       UNEXERCISED OPTIONS AT DECEMBER 31, 2002
                        NAME              EXERCISABLE           UNEXERCISABLE
               ---------------------   ----------------       -----------------
               Kenneth L. Serota....          --                       --
               Scott T. Champion....          --                       --
               Gene A. Hall.........          --                       --
               Randall W. Cope......          --                       --
               Daniel D. Lewis......       1,000 (1)                   --
----------

(1) Includes 1,000 shares of Common Stock exercisable within 60 days of December 31, 2002.

COMPENSATION OF DIRECTORS

    Individuals who are officers of LGP and LGO, as well as Messrs. Seiffer, Danhakl and Nolan (each of whom is a partner of Leonard Green & Partners, L.P.), do not receive any compensation directly for their service on LGP's and LGO's boards of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Nolan, Mr. Seiffer and Mr. Serota, who also serves as the President and Chief Executive Officer of the Company, served on the LGP's compensation committee during the last fiscal year. LGP provided Mr. Serota a loan in the principal amount of $250,000 in January 1998, which, together with all accrued interest, was forgiven on a pro rata daily basis from January 1, 1998 to January 1, 2001. LGP also provided Mr. Serota with three additional loans on August 11, 2000, in the principal amounts of $250,000, $225,947 and $121,663. The $250,000 loan was used by Mr. Serota to purchase 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock, while the $225,947 and $121,663 loans were used by Mr. Serota to purchase an aggregate of 23,174 shares of Common Stock. Each of these loans accrues interest at a rate of 6.22% per annum until each loan matures. LGP is required to forgive the $250,000 loan, including all accrued interest, under certain circumstances. The $225,947 and $121,663 loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold. See Item 13. "Certain Relationships and Related Transactions." Messrs. Nolan and Seiffer are partners in Leonard Green & Partners, L.P., which acts as the manager under the management services agreement. See Item 13. "Certain Relationships and Related Transactions."

    None of the Company's executive officers currently serves, or in the past, has served, on the board of directors or compensation committee of any other company that has one or more executive officers serving on the Company's board of directors or compensation committee.

EMPLOYMENT AGREEMENTS

    First Amended Employment Agreement

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

    The employment agreement provided for a base salary of $350,000, $375,000 and $400,000 for the years 1998, 1999 and 2000, respectively, and provided for those benefits generally available to LGO's employees, including life insurance, health insurance, deferred compensation and profit sharing. In addition to receiving a base salary, Mr. Serota is eligible to receive a bonus based on the attainment of applicable performance standards agreeable to LGO and Mr. Serota, including standards based on annual revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties. The employment agreement also provided, subject to certain exceptions, that upon a termination of Mr. Serota's employment during the term thereof (other than for "cause" or voluntary resignation without "good reason," as defined therein, but including a "change of control" as defined therein), LGO was generally obligated to pay Mr. Serota the greater of one year's salary or an amount equal to his base salary for the remaining term under the employment agreement plus, in either case, a portion of his bonus for the year of termination. The employment agreement provided that during its term Mr. Serota shall be a member of the board of directors of LGP and each of its subsidiaries and he shall also be a member of any executive or similar committee of LGP and its subsidiaries that has executive functions or responsibilities.

    On August 11, 2000, LGP, LGO, Mr. Serota, GEI II and GEI III entered into an amendment to the employment agreement, pursuant to which: (1) the term of the employment agreement was extended for an additional three-year period until January 1, 2004 and for additional successive one-year periods thereafter, unless either LGO or Mr. Serota gives timely notice to the other that the employment term shall not be so extended; (2) the annual base salary payable to Mr. Serota thereunder for years 2001, 2002 and 2003 of the extended term thereof was established at $450,000, $475,000 and $500,000, respectively; (3) LGO agreed to pay, in arrears, to Mr. Serota an automobile allowance of $500 per month for each month from January 1, 1998 through December 31, 2000 and $800 per month for each month thereafter; (4) Mr. Serota's severance package was amended whereby LGO agreed to pay to Mr. Serota eighteen (18) months of base salary at the then current annual base salary payable to Mr. Serota in the event that Mr. Serota's employment with LGO is terminated by LGO without cause or by Mr. Serota for good reason (including a change of control, as defined therein); (5) LGP issued and sold to Mr. Serota (a) 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock for an aggregate purchase price of $250,000 and (b) 23,174 shares of Common Stock for a purchase price of $15.00 per share, for an aggregate purchase price of $347,610; and (6) LGP provided Mr. Serota with (a) an unsecured full-recourse loan in the principal amount of $250,000 to pay the consideration for the shares of Common Stock and 184.42 shares of Junior Preferred Stock, (b) a secured non-recourse loan in the principal amount of $225,947 to pay a portion of the consideration for the 23,174 shares of Common Stock and (c) a secured recourse loan in the amount of $121,663 to pay the remaining consideration for the 23,174 shares of Common Stock. To secure repayment of the secured loans, LGP retained a security interest in the Common Stock described in clause 5(b) above. Each of these loans accrues interest at a rate of 6.22% per annum, which accrues until such loan matures. LGP is required under the amendment to the employment agreement to forgive the unsecured loan, including all accrued interest, upon the consummation of a public offering of Common Stock. The secured loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold.

    Second Employment Agreement

    LGP, LGO and Kenneth Serota (and GEI I and GEI II for limited purposes therein) entered into an employment agreement, effective as of January 1, 2003, whereby Mr. Serota agreed to serve as President, Chief Executive Officer and Chairman of LGP, LGO and all of LGP's subsidiaries for a period ending on the third anniversary of the consummation of the initial public offering contemplated pursuant to the Registration Statement and for additional successive one-year periods thereafter, unless either LGO or Mr. Serota gives notice to the other 180 days prior to the end of the current employment term that such term shall not be so extended. For the term of the employment agreement, Mr. Serota shall also serve as a member of each of LGP's and LGP's subsidiaries' board of directors and executive or similar committees that have executive functions or responsibilities. Upon termination of the employment agreement for any reason, Mr. Serota will be entitled to all earned and unpaid compensation through the date of such termination, which does not include any portion of his bonus unless otherwise noted therein. The employment agreement also provides, subject to certain exceptions, that (a) upon a termination of Mr. Serota's employment during the term thereof by LGO without "cause" or by Mr. Serota for "good reason," including a "change of control," each as defined therein, LGO will pay Mr. Serota an amount equal to two years' base salary (or three years' base salary after a change of control) and a pro rata portion of his annual bonus, or (b) upon a termination due to the death or disability, as defined therein, of Mr. Serota, LGO will pay a pro rata portion of his annual bonus. Mr. Serota has no duty to mitigate any amounts owed resulting from the termination of his employment agreement.

    Mr. Serota will receive (1) an annual base salary of $500,000 for the period beginning on January 1, 2003 until the end of the term, subject to any increase in salary granted by LGO's board of directors, (2) a bonus, based on the attainment of realistic applicable performance standards agreeable to LGO and Mr. Serota, including standards based on revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties (such performance standards to be approved by the compensation committee or a subcommittee thereof) (3) those benefits generally available to LGO's employees, including life insurance, health insurance, deferred compensation and profit sharing, (4) payment for business-related organizational or association memberships, and (5) an automobile allowance of $800 per month.

         Additionally, upon consummation of the initial public offering, (1) all repurchase rights related to certain equity securities owned by Mr. Serota pursuant to Mr. Serota's previous employment agreement, dated as of November 21, 1997, as amended, will be terminated, and (2) Mr. Serota will receive (a) 200,000 shares of Common Stock pursuant to an incentive award plan and a restricted stock agreement, and (b) a number of shares of Common Stock equal to the result of (x) $1,000,000 divided by (y) the median of the range of the expected initial public offering price per share of the Common Stock set forth in the Registration Statement immediately prior to the effective date of the initial public offering.

COMPENSATION PLANS

     Defined Contribution Plan

    The Company maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. The Company recorded approximately $271,000, $296,000 and $0 in expenses related to the plan in 2000, 2001 and 2002, respectively.

    Stock Option Plan

    Effective February 1999, the Company adopted the Liberty Group Publishing, Inc. 1999 Stock Option Plan under which certain employees may be granted options to purchase shares of its Common Stock. LGP reserved an aggregate of 77,480 shares of Common Stock for issuance under this plan, of which options to acquire 25,700 shares were issued and outstanding with a weighted average exercise price of $5.58 per share as of December 31, 2002. There were no stock option grants during 2001 and 2002. Under the plan, the Company has granted incentive stock options to certain of its employees and non-qualified stock options to certain of its publishers and corporate employees. Stock options may be exercised only to the extent they have vested in accordance with the provisions described in individual option award agreements. Generally, options vest under the incentive stock option awards on the first anniversary of the grant date. Generally, options vest under the non-qualified stock option awards for publishers with respect to 50% of the shares on the third anniversary of the grant date and with respect to the remaining 50% on the eighth anniversary of the grant date. However, the vesting period for the remaining 50% may be accelerated if certain financial targets are met. Generally, options vest under the non-qualified stock option awards for corporate employees on the third anniversary of the grant date.

    Deferred Compensation Plans

    The Company maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

    The Company maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan, a non-qualified deferred compensation plan for the benefit of certain designated publishers of its newspapers. Under the publishers' plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula that is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the publishers' plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the publishers' plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $160,000, $146,000 and $169,000 of compensation expense related to the plan in 2000, 2001 and 2002, respectively.

    The Company maintains the Liberty Group Publishing, Inc. Executive Benefit Plan, a non-qualified deferred compensation plan for the benefit of certain of its key employees. Under the executive benefit plan, the Company credits an amount, determined in its sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the executive benefit plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the executive benefit plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $66,000, $61,000 and $61,000 of compensation expense related to the plan in 2000, 2001 and 2002, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


    The following table provides summary information regarding the beneficial ownership of shares of Common Stock as of March 31, 2003. Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of Common Stock held by them. Unless otherwise noted, the address for each of the stockholders listed below is c/o Liberty Group Publishing, Inc., 3000 Dundee Road, Suite 203, Northbrook, Illinois 60062.

                                                                                  NUMBER
                          NAME AND ADDRESS OF BENEFICIAL OWNERS                  OF SHARES     % OWNED
          -------------------------------------------------------------------   -----------    -------
          Green Equity Investors II, L.P.....................................    1,440,000       67%
          11111 Santa Monica Boulevard
          Suite 2000
          Los Angeles, CA 90025

          Green Equity Investors III, L.P....................................      524,605       24
          Green Equity Investors Side III, L.P
          11111 Santa Monica Boulevard
          Suite 2000
          Los Angeles, CA 90025

          John G. Danhakl (1)(2).............................................    1,964,605       91
          11111 Santa Monica Boulevard
          Suite 2000
          Los Angeles, CA 90025

          Peter J. Nolan (1)(2)..............................................    1,964,605       91
          11111 Santa Monica Boulevard
          Suite 2000
          Los Angeles, CA 90025

          Jonathan A. Seiffer (1)(2).........................................    1,964,605       91
          1111 Santa Monica Boulevard
          Suite 2000
          Los Angeles, CA 90025

          Kenneth L. Serota..................................................       93,746        4

          Scott T. Champion..................................................       22,344        1

          Gene A. Hall.......................................................       22,344        1

          Randall W. Cope....................................................       10,725        *

          Kelly M. Luvison...................................................        5,586        *

          Daniel D. Lewis (3)................................................        1,000        *

          All directors and executive officers as a group (9 persons) (4)....    2,124,936       98%

----------

* Less than one percent.

(1) The shares shown as beneficially owned by Messrs. Danhakl, Nolan and Seiffer represent 1,440,000 shares owned of record by Green Equity Investors II, L.P., or GEI II. GEI II is a Delaware limited partnership managed by Leonard Green & Partners, L.P., which is an affiliate of the general partner of GEI II. Each of Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan, Jonathan A. Seiffer and John M. Baumer, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Leonard Green & Partners, L.P. and such general partner. Leonard Green & Partners, L.P. and such general partner may be deemed to control the voting and disposition of the shares of Common Stock owned by GEI II. As such, Messrs. Danhakl, Nolan and Seiffer may be deemed to have shared voting and investment power with respect to all shares held by GEI II. However, such individuals disclaim beneficial ownership of the securities held by GEI II, except to the extent of their respective pecuniary interests therein.

(2) The shares shown as beneficially owned by Messrs. Danhakl, Nolan and Seiffer represent 524,605 shares owned of record by Green Equity Investors III, L.P., or GEI III. GEI III is a Delaware limited partnership managed by Leonard Green & Partners, L.P., which is an affiliate of the general partner of GEI III. Green Equity Investors Side III, L.P. ("GEI Side") is a Delaware limited partnership with the same general partner and manager as GEI III, and which invests in tandem with GEI III, with GEI Side's investments representing less than 1% of the amount invested in each transaction. Accordingly, references to GEI III herein include references to GEI Side. Each of Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan, Jonathan A. Seiffer and John M. Baumer, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Leonard Green & Partners, L.P. and the general partner of GEI III and GEI Side. Leonard Green & Partners, L.P. and such general partner may be deemed to control the voting and disposition of the shares of Common Stock owned by GEI III and GEI Side. As such, Messrs. Danhakl, Nolan and Seiffer may be deemed to have shared voting and investment power with respect to all shares held by GEI III and GEI Side. However, such individuals disclaim beneficial ownership of the securities held by GEI III, except to the extent of their respective pecuniary interests therein.

(3) Includes 1,000 shares of Common Stock issuable upon the exercise of options.

(4)  Includes the shares of Common Stock referred to in notes 1 and 2 above.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AGREEMENTS

    The Company has an employment agreement with its Chief Executive Officer. See Item 11. "Executive Compensation -- Employment Agreements." LGP provided Mr. Serota a loan in the principal amount of $250,000 in January 1998, which, together with all accrued interest, was forgiven on a pro rata daily basis from January 1, 1998 to January 1, 2001. LGP also provided Mr. Serota with three additional loans on August 11, 2000, in the principal amounts of $250,000, $225,947 and $121,663. The $250,000 loan was used by Mr. Serota to purchase an aggregate of 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock, while the $225,947 and $121,663 loans were used by Mr. Serota to purchase an aggregate of 23,174 shares of Common Stock. Each of these loans accrues interest at a rate of 6.22% per annum until each loan matures. LGP is required to forgive the $250,000 loan, including all accrued interest, under certain circumstances. The $225,947 and $121,663 loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold.

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

    The Company paid $1.3 million, $1.5 million and $1.5 million in management fees in 2000, 2001 and 2002, respectively, and $356,000, $375,000 and $350,000 in other fees in 2000, 2001 and 2002, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000 in 2003.

STOCKHOLDERS AGREEMENTS

    LGP entered into stockholders agreements with certain of its current and former employees, GEI II and GEI III (which was subsequently added to those stockholders agreements that were executed prior to GEI III's purchase of the LGP Junior Preferred Stock and Common Stock on April 18, 2000). Subject to specified limitations, these stockholders agreements provide for a number of rights and obligations, including piggyback registration rights, tag-along sale rights and drag-along sale obligations. Pursuant to these agreements, transfers of shares are subject to various restrictions, including a right of first refusal in favor of LGP and transferable by it to GEI II and GEI III (other than the agreement with Mr. Serota, which does not grant a right of first refusal in favor of LGP, GEI II or GEI III). In addition, the agreement with Mr. Serota provides Mr. Serota with a right of first refusal to purchase his proportionate number, or any lesser number, of certain new securities that LGP may, from time to time, propose to sell and issue.

    Some of the stockholders agreements contain a call option exercisable by LGP (or GEI II and GEI III, if not exercised by LGP) upon termination of such officer's employment with, or cessation of such director's services for, LGP or its subsidiaries. These stockholder agreements also contain non-competition provisions that, among other things, prohibit such officer or director from competing, directly or indirectly, with the Company's publications located within certain designated communities for a period of three years from the termination date of employment (other than the agreement with Mr. Serota, which does not contain any non-competition provisions).

    Some employees entered into stockholders agreements without the call option provision described above. Instead, these stockholders agreements contain an investment performance repurchase right, which permits LGP, GEI II, GEI III, or a combination thereof, to purchase the Common Stock purchased by the employee pursuant to the agreement if the combined internal rate of return of Junior Preferred Stock and Common Stock purchased by GEI III on April 18, 2000 does not equal or exceed 25% according to the valuation procedures described therein. Subject to specified exceptions, this right of repurchase is triggered upon (1) any disposition of the Common Stock purchased by GEI III on April 18, 2000 (including a distribution to its partners) prior to the eighth anniversary of the agreement or (2) the eighth anniversary of the agreement. In addition, these stockholders agreements also give LGP, GEI II, GEI III, or a combination thereof, a right to purchase an employee's Common Stock upon termination of employment with LGO for any reason; however, this right terminates with respect to one-third of the employees' Common Stock at the beginning of each of 2002, 2003, and 2004, if an employee is still an employee at that time and will be extinguished upon the consummation of the initial public offering contemplated by the Registration Statement. Each employee that is a party to this stockholders agreement is not permitted to dispose of the Common Stock purchased by the employee pursuant to the agreement without LGP's prior written consent. LGP provided each of the employees who entered into these stockholders agreements with: (1) a secured non-recourse loan in a principal amount equal to 65% of the aggregate purchase price of the Common Stock purchased by the employee pursuant to the agreement to pay that percentage of the consideration for such Common Stock and (2) a secured recourse loan in a principal amount equal to 35% of the aggregate purchase price of such Common Stock to pay that percentage of the consideration for such Common Stock. To secure repayment of these loans, LGP retained a security interest in the Common Stock purchased by the employee pursuant to the agreement. Each of these loans accrues interest at a rate of 5.96% per annum. The loans become due, including unpaid accrued interest, when the employee sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of common stock sold or, with respect to any remaining principal and unpaid accrued interest amounts not yet due and payable, on December 31, 2025.

ITEM 14.     CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       1.  Consolidated Financial Statements.

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 2001 and 2002.

          Consolidated Statements of Operations for the years ended December 31, 2000, 2001, and 2002.

          Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2000, 2001, and 2002.

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, and 2002.

          Notes to Consolidated Financial Statements.

          2.  Financial Statement Schedules.

          All financial statement schedules have been omitted because they are not required, are not applicable or the information required has been presented in the aforementioned consolidated financial statements or notes thereto.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed during the fourth quarter of the period covered by this report.

(c) The exhibits filed as a part of this report are listed in the following
Exhibit Index.

                                  EXHIBIT INDEX

    EXHIBIT
      NO.                                 ITEMS
    -------  -------------------------------------------------------------------------------
     2.1     Asset Purchase Agreement dated as of November 21, 1997, among Liberty               Incorporated by reference to
             Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),             Exhibit 2.1 included on the
             Liberty Group Operating, Inc., Hollinger International Inc., APAC-90                Company's Registration
             Inc., American Publishing, and APAC-95, Inc.                                        Statement on Form S-4
                                                                                                 (Registration No. 333-46957)
                                                                                                 (the "Company's S-4").

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

    EXHIBIT
      NO.                                 ITEMS
    -------  -------------------------------------------------------------------------------
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

   *10.2     Amendment to Employment Agreement, dated as of August 11, 2000, between             Incorporated by reference to
             Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group                     Exhibit 10.2 included on the
             Publishing, Inc., Green Equity Investors II, L.P. and Green Equity                  Company's   Annual   Report  on
             Investors III, L.P.                                                                 Form 10-K for the year ending
                                                                                                 December 31, 2000 (the
                                                                                                 "Company's 2000 10-K").

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

    EXHIBIT
      NO.                                 ITEMS
    -------  -------------------------------------------------------------------------------

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

   10.22     First  Supplemental  Indenture  dated  December  13,  2001,  between                Incorporated by reference to
             Liberty  Group  Publishing,  Inc.  and State  Street  Bank and Trust                Exhibit 10.29 included on the
             Company                                                                             Company's   Annual   Report  on
                                                                                                 Form 10-K for the period ended
                                                                                                 December 31, 2001 (the "Company's
                                                                                                 2001 10-K").

   10.23     Second  Amendment to Credit  Agreement and Limited  Waiver and Consent              Incorporated by reference to
             dated as of December 14, 2001 among  Liberty  Group  Operating,  Inc.,              Exhibit 10.30 included on the
             Liberty Group  Publishing,  Inc. the lenders party thereto,  Citibank,              Company's 2001 10-K.
             N.A. and Citicorp USA, Inc.

   10.24     Guaranty, Indemnity and Subordination Agreement, dated as of January                Incorporated by reference to
             27, 1998, entered into by Liberty Group Publishing, Inc., Liberty Group             Exhibit 10.24 included on the
             Arizona Holdings, Inc., Liberty Group Arkansas Holdings, Inc., Liberty              Company's 2001 10-K.
             Group California Holdings, Inc., Liberty Group Illinois Holdings, Inc.,
             Liberty Group Iowa Holdings, Inc., Liberty Group Kansas Holdings, Inc.,
             Liberty Group Michigan Holdings, Inc., Liberty Group Minnesota
             Holdings, Inc., Liberty Group Missouri Holdings, Inc., Liberty Group
             New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc. and
             Liberty Group Management Services, Inc., for the benefit of the
             Beneficiaries (as defined therein).

  *10.25     Amended and Restated Employment Agreement, dated as of February 11, 2003,           Included herewith.
             between Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group
             Publishing, Green Equity Investors II, L.P. and Green Equity Investors
             III, L.P.

    21       Subsidiaries of Liberty Group Publishing, Inc.                                      Incorporated by reference to
                                                                                                 Exhibit 21 included on the
                                                                                                 Company's 2001 10-K.

   23.1      Consent of KPMG LLP                                                                 Included herewith.

   99.1      1350 Certifications                                                                 Included herewith.


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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..................................................................          35

Consolidated Balance Sheets as of December 31, 2001 and 2002..................................          36

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002              37

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2000, 2001 and        38
2002..........................................................................................

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002              39

Notes to Consolidated Financial Statements....................................................          40

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Liberty Group Publishing, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

                                                       /s/ KPMG LLP

Chicago, Illinois
March 20, 2003

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                     -----------------------
                                                                                       2001          2002
                                                                                     ---------     ---------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                           SHARE DATA)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................................................    $   1,474     $   1,696
   Accounts receivable, net of allowance for doubtful accounts of $1,458 and
      $1,340 at December 31, 2001 and 2002, respectively ........................       21,398        20,133
   Inventory ....................................................................        2,824         2,639
   Prepaid expenses .............................................................        1,602         1,361
   Deferred income taxes ........................................................        1,365         1,713
   Other current assets .........................................................           25           326
                                                                                     ---------     ---------
Total current assets ............................................................       28,688        27,868
   Property, plant and equipment, net ...........................................       52,536        48,654
   Goodwill .....................................................................      196,061       185,447
   Intangible assets, net .......................................................      256,357       234,317
   Deferred financing costs, net ................................................        9,924         7,848
   Deferred offering costs ......................................................           --         1,796
   Other assets .................................................................          336           395
                                                                                     ---------     ---------
Total assets ....................................................................    $ 543,902     $ 506,325
                                                                                     =========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of Term Loan B ...............................................    $   1,000     $     744
   Current portion of long-term liabilities .....................................          981           509
   Accounts payable .............................................................        2,244         2,036
   Accrued expenses .............................................................       13,394        14,349
   Deferred revenue .............................................................        9,217         8,591
                                                                                     ---------     ---------
Total current liabilities .......................................................       26,836        26,229
LONG-TERM LIABILITIES:
   Borrowings under revolving credit facility ...................................       42,950        21,845
   Term Loan B, less current portion ............................................       97,500        71,756
   Long-term liabilities, less current portion ..................................        1,518         1,139
   Senior subordinated notes ....................................................      180,000       180,000
   Senior discount debentures, redemption value $89,000 .........................       78,740        88,160
   Deferred income taxes ........................................................       25,951        29,442
                                                                                     ---------     ---------
Total liabilities ...............................................................      453,495       418,571
MANDATORILY REDEEMABLE PREFERRED STOCK:
   Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred
      Stock, $0.01 par value, 21,000,000 shares authorized, 3,102,430 and 3,585,978 shares issued and outstanding at December 31, 2001 and 2002, respectively. Aggregate involuntary liquidation preference $25
      plus accrued dividends ....................................................       79,467        91,853
   Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par value,
      250,000 shares authorized, 96,984 and 107,053 shares issued and outstanding
      at December 31, 2001 and 2002, respectively ...............................       98,601       108,837
                                                                                     ---------     ---------
Total mandatorily redeemable preferred stock ....................................      178,068       200,690
STOCKHOLDERS' DEFICIT:
   Common stock, $0.01 par value, 2,655,000 shares authorized, 2,185,177 shares
      issued and 2,158,833 shares outstanding at December 31, 2001 and 2002 .....           22            22
   Additional paid-in capital ...................................................       16,444        16,444
   Notes receivable .............................................................         (987)         (970)
   Accumulated deficit ..........................................................     (102,959)     (128,251)
   Treasury stock at cost, 26,344 shares at December 31, 2001 and 2002 ..........         (181)         (181)
                                                                                     ---------     ---------
Total stockholders' deficit .....................................................      (87,661)     (112,936)
                                                                                     ---------     ---------
Total liabilities and stockholders' deficit .....................................    $ 543,902     $ 506,325
                                                                                     =========     =========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                             2000            2001             2002
                                                         -----------      -----------      -----------
                                                                (IN THOUSANDS, EXCEPT SHARE AND
                                                                         PER SHARE DATA)
REVENUES:
   Advertising .....................................     $   145,787      $   147,977      $   146,918
   Circulation .....................................          30,329           33,228           33,353
   Job printing and other ..........................          11,887           13,995           12,560
                                                         -----------      -----------      -----------
Total revenues .....................................         188,003          195,200          192,831
OPERATING COSTS AND EXPENSES:
   Operating costs .................................          90,541           98,607           90,390
   Selling, general and administrative .............          52,799           53,764           53,526
   Depreciation and amortization ...................          19,193           21,315           17,027
                                                         -----------      -----------      -----------
Income from continuing operations ..................          25,470           21,514           31,888
Interest expense ...................................          38,412           38,348           33,236
Amortization of deferred financing costs ...........           1,817            2,362            2,271
Impairment of other assets .........................              --               --              223
                                                         -----------      -----------      -----------
Loss from continuing operations before
   income taxes and cumulative effect of change
   in accounting principle .........................         (14,759)         (19,196)          (3,842)
Income taxes .......................................             491            2,004            1,648
                                                         -----------      -----------      -----------
Loss from continuing operations before
   cumulative effect of change .....................         (15,250)         (21,200)          (5,490)
   in accounting principle
Income from discontinued operations, net of tax ....           1,817            1,508            4,269
                                                         -----------      -----------      -----------
Loss before cumulative effect of change
   in accounting principle .........................         (13,433)         (19,692)          (1,221)
Cumulative effect of change
   in accounting principle, net of tax .............              --               --           (1,449)
                                                         -----------      -----------      -----------
Net loss ...........................................         (13,433)         (19,692)          (2,670)
                                                         -----------      -----------      -----------
Dividends on preferred stock .......................         (17,018)         (19,989)         (22,622)
                                                         -----------      -----------      -----------
Net loss available to common stockholders ..........     $   (30,451)     $   (39,681)     $   (25,292)
                                                         ===========      ===========      ===========
Earnings (loss) per share:
  Basic and diluted weighted-average shares
     outstanding ...................................       1,964,876        2,171,381        2,158,833
  Basic and diluted earnings (loss) per share:
     Loss from continuing operations before
       discontinued operations and cumulative effect
       of change in accounting principle ...........     $    (16.42)     $    (18.97)     $    (13.02)
     Discontinued operations, net of tax ...........            0.92             0.70             1.98
     Cumulative effect of change in accounting
       principle, net of tax .......................              --               --            (0.67)
                                                         -----------      -----------      -----------
     Net loss available to common
       stockholders per share ......................     $    (15.50)     $    (18.27)     $    (11.71)
                                                         ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                 COMMON   COMMON  ADDITIONAL  TREASURY  TREASURY
                                                 STOCK     STOCK    PAID-IN     STOCK    STOCK      NOTES     ACCUMULATED
                                                 SHARES   AMOUNT    CAPITAL    SHARES    AMOUNT   RECEIVABLE    DEFICIT      TOTAL
                                               ---------  ------  ----------  --------  --------  ----------  -----------  ---------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at 12/31/99 ......................... 1,600,000  $   16  $   8,144     32,000  $ (250)    $  (250)   $ (32,747)  $ (25,087)
   Stock options exercised ...................        --      --         --    (28,000)    219         (70)         (80)         69
   Issuance of common shares to GEI III ......   524,605       5      7,414         --      --          --           --       7,419
   Issuance of common shares to management
      including shares issued under Employment
      Agreement Amendment ....................    60,572       1        886         --      --      (1,026)          --        (139)
   Dividends on senior preferred stock .......        --      --         --         --      --          --       (9,271)     (9,271)
   Dividends on junior preferred stock .......        --      --         --         --      --          --       (7,747)     (7,747)
   Net loss ..................................        --      --         --         --      --          --      (13,433)    (13,433)
   Repayment of notes receivable through
      forgiveness of debt and cash received ..        --      --         --         --      --         163           --         163
                                               ---------  ------  ---------  ---------  ------     -------    ---------   ---------
Balances at 12/31/00 ......................... 2,185,177  $   22  $  16,444      4,000  $  (31)    $(1,183)   $ (63,278)  $ (48,026)
   Repurchase of common shares ...............        --      --         --     22,344    (150)         --           --        (150)
   Dividends on senior preferred stock .......        --      --         --         --      --          --      (10,716)    (10,716)
   Dividends on junior preferred stock .......        --      --         --         --      --          --       (9,273)     (9,273)
   Net loss ..................................        --      --         --         --      --          --      (19,692)    (19,692)
   Repayment of notes receivable through
      forgiveness of debt and cash received ..        --      --         --         --      --         196           --         196
                                               ---------  ------  ---------  ---------  ------     -------    ---------   ---------
Balances at 12/31/01 ......................... 2,185,177  $   22  $  16,444     26,344  $ (181)    $  (987)   $(102,959)  $ (87,661)
   Dividends on senior preferred stock .......        --      --         --         --      --          --      (12,386)    (12,386)
   Dividends on junior preferred stock .......        --      --         --         --      --          --      (10,236)    (10,236)
   Net loss ..................................        --      --         --         --      --          --       (2,670)     (2,670)
   Repayment of notes receivable through
      forgiveness of debt and cash received ..        --      --         --         --      --          17           --          17
                                               ---------  ------  ---------  ---------  ------     -------    ---------   ---------
Balances at 12/31/02 ......................... 2,185,177  $   22  $  16,444     26,344  $ (181)    $  (970)   $(128,251)  $(112,936)
                                               =========  ======  =========  =========  ======     =======    =========   =========



          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                              2000           2001           2002
                                                                           ---------      ---------      ---------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
   Net loss ..........................................................     $ (13,433)     $ (19,692)     $  (2,670)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization .....................................        19,864         21,997         17,027
   Amortization of deferred financing costs ..........................         1,817          2,362          2,271
   Accretion of senior discount debentures ...........................         7,518          8,413          9,420
   Non-cash compensation .............................................           163            109             17
   Deferred taxes ....................................................            --          1,560          1,341
   Impairment of other assets ........................................            --             --            223
   Loss on sale of fixed assets ......................................            --             --            325
   Gain from sale of discontinued operations, net of tax .............            --             --         (4,269)
   Cumulative effect of change in accounting principle, net of tax ...            --             --          1,449
   Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net .......................................           372          1,354            526
      Inventory ......................................................          (467)           218             49
   Prepaid expenses and other assets .................................          (417)          (314)          (202)
      Accounts payable ...............................................           (38)          (242)          (117)
      Accrued expenses ...............................................           427         (2,932)           (84)
      Deferred offering costs ........................................            --             --           (943)
      Deferred revenue ...............................................           (72)            92           (139)
                                                                           ---------      ---------      ---------

Net cash provided by operating activities ............................        15,734         12,925         24,224
                                                                           ---------      ---------      ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment ........................        (9,654)        (2,715)        (2,496)
   Proceeds from sale of publications and other assets ...............         2,103             --         26,703
   Acquisitions and investments, net of cash acquired ................       (84,541)          (615)          (255)
                                                                           ---------      ---------      ---------
Net cash provided by (used in) investing activities ..................       (92,092)        (3,330)        23,954
                                                                           ---------      ---------      ---------
Cash flows from financing activities:
   Net proceeds from (repayments of) Term Loan B .....................        98,505         (1,000)       (26,000)
   Net borrowings (repayments) under revolving credit facility .......        71,750         (7,065)       (21,105)
   Net proceeds from issuing preferred stock .........................        20,656             --             --
   Net proceeds from issuing common stock ............................         7,419             --             --
   Repurchase of common stock ........................................            --            (63)            --
   Payments on long-term liabilities .................................          (945)        (1,029)          (851)
   Payment of debt on prior revolving credit facility ................      (121,850)            --             --
                                                                           ---------      ---------      ---------
   Net cash provided by (used in) financing activities ...............        75,535         (9,157)       (47,956)
                                                                           ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents .................          (824)           438            222
Cash and cash equivalents, at beginning of period ....................         1,860          1,036          1,474
                                                                           ---------      ---------      ---------
Cash and cash equivalents, at end of period ..........................     $   1,036      $   1,474      $   1,696
                                                                           =========      =========      =========
Supplemental cash flow disclosure:
   Cash interest paid ................................................     $  28,388      $  32,130      $  23,810
   Income taxes paid .................................................           532            505            480
   Repayment of notes receivable through forgiveness of debt .........           163            109             17

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)   Description of Business

    Liberty Group Publishing, Inc. ("LGP") and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company (as defined below) owns and operates 302 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest, Northeast and Western United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region. No single display advertiser accounted for greater than 1% of the Company's total revenues in 2000, 2001 and 2002.

    The Company's portfolio of publications is comprised of 66 paid daily newspapers and 126 paid non-daily newspapers. In addition, the Company publishes 110 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

    (B)   Basis of Presentation

    LGP was formed for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly-owned subsidiary of Hollinger International Inc. ("Hollinger"), LGP is a holding company for its wholly-owned subsidiary, Liberty Group Operating, Inc. ("Operating Company"). The consolidated financial statements include the accounts of LGP and Operating Company and their consolidated subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

    (D)   Inventory

    Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out
(FIFO) or moving-average method.

    (E)   Property, Plant and Equipment

    Property, plant and equipment is recorded at cost. Routine maintenance and repairs are expensed as incurred.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

    Depreciation is calculated under the straight-line method over the estimated useful lives, principally 25 years for buildings and improvements and 5 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

    (F)   Goodwill and Intangible Assets

    Intangible assets consist of subscriber and advertiser relationships, mastheads, non-compete agreements with former owners of acquired newspapers, and the excess of acquisition costs over the estimated fair value of net assets acquired (goodwill). The fair value of intangible assets acquired is determined primarily through the use of independent appraisals.

    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company has concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets are 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly, with effect from January 1, 2002. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement.

    Prior to the adoption of SFAS No. 142, the Company amortized goodwill and mastheads over 40 years. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The amortization of mastheads was also discontinued because it has been determined that the useful life of the mastheads is indefinite.

    The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company assesses the recoverability of its long-lived assets, including property, plant and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under performance relative to expected historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management's estimate. If undiscounted future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statements of operations if such a difference arose.

    (G)   Revenue Recognition

    Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. Advertising revenue is recognized upon publication of the advertisements. Revenue for job printing is recognized upon delivery.

    (H)   Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (I)   Fair Value of  Financial Instruments

    The Company has reviewed its cash equivalents, accounts receivable, accounts payable and accrued expenses and has determined that their carrying values approximate fair value due to the short maturity of these instruments. The Company's carrying values for its Term Loan B and its borrowings under the revolving credit facility approximate fair value due to the variable interest rates associated with these financial instruments. It is not practical to determine the fair value of the Notes and the Debentures, each as defined below, as such securities are not actively traded.

    (J)   Cash Equivalents

    Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

    (K)   Stock-Based Employee Compensation

    At December 31, 2002, the Company has one stock-based employee compensation plan, which is more fully described in Note 17. The Company accounts for its stock options under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. Under APB 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS No. 123. The following table illustrates the effect on net loss available to common stockholders and loss per share if the Company had applied the fair-value-based method to all outstanding and unvested awards in each period:

                                                                      2000        2001       2002
                                                                      ----        ----       ----
         Net loss available to common stockholders, as reported..  $(30,451)  $ (39,681)  $(25,292)
         Stock-based employee compensation expense determined
           under fair-value-based method.........................       (16)         (9)        (9)
                                                                   --------      ------   --------
         Pro forma net loss available to common stockholders.....  $(30,467)  $ (39,690)  $(25,301)
                                                                   ========      ======   ========

         Loss per share:

         Basic and diluted - as reported.........................  $ (15.50)     (18.27)  $ (11.71)
                                                                   --------      ------   --------
         Basic and diluted - pro forma...........................  $ (15.51)     (18.28)  $ (11.72)
                                                                   ========      ======   ========

    Under the plan, the exercise price of each option equals the fair value of the Common Stock on the date of grant. The per share weighted-average fair value of stock options granted during 2000 using the Black-Scholes option pricing model was $4.79. For purposes of calculating compensation expense consistent with SFAS No. 123, the fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.62%, and an expected life of 10 years. There were no stock option grants during 2001 and 2002.

    (L)   Reclassifications

    Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the 2002 presentation, which include the effect of discontinued operations and the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs.

(2)    ACQUISITIONS

    In 2000, the Company acquired 43 publications in 12 transactions for an aggregate cash purchase price of $84,541. The excess of purchase prices over the estimated fair value of tangible and identifiable intangible assets acquired (goodwill) was approximately $39,685.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

    The Company has accounted for acquisitions using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values using independent valuations where appropriate. The costs of certain intangible assets acquired are being amortized over periods ranging from 5 to 30 years. The results of operations are included in the consolidated financial statements since the dates of acquisition.

(3)    DISCONTINUED OPERATIONS

    The Company disposed of the assets of six related publications in one transaction on January 7, 2002 for cash proceeds of $26,519, resulting in a pre-tax gain of $6,997, or a gain of $4,269, net of the tax effect of $2,728 (the "Disposition"). As a result of the sale, the disposition of the assets has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the disposition as a discontinued operation. Income from discontinued operations for 2000 and 2001 were $1,817 and $1,508, respectively, and represented the operating results of the publications sold. Income from discontinued operations for 2002 consisted of the gain on sale of the publications.

(4)    ACCOUNTS RECEIVABLE

    Net accounts receivable consisted of the following:


                                                                                         DECEMBER 31,
                                                                                   -------------------------
                                                                                     2001            2002
                                                                                   ---------       ---------
    Accounts receivable.................................................           $  22,856       $  21,473
    Allowance for doubtful accounts.....................................              (1,458)         (1,340)
                                                                                   ---------       ---------
                                                                                   $  21,398       $  20,133
                                                                                   =========       =========

    Activity in the allowance for doubtful accounts is summarized as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           2000         2001          2002
                                                                         --------     --------      --------
    Beginning balance.........................................           $  1,141     $  1,523      $  1,458
    Balance acquired from acquisitions........................                187           --            --
    Balance relieved from dispositions........................                 --           --           (32)
    Bad debt expense..........................................              1,584        1,249         1,119
    Write-offs................................................             (1,389)      (1,314)       (1,205)
                                                                         --------     --------      --------
    Ending balance............................................           $  1,523     $  1,458      $  1,340
                                                                         ========     ========      ========


(5)    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                                              DECEMBER 31,
                                                                         -----------------------
                                                                            2001         2002
                                                                         ----------   ----------
                    Land...............................................  $    8,125   $    7,864
                    Buildings and improvements.........................      26,841       26,853
                    Machinery and equipment............................      28,965       29,965
                    Furniture and fixtures.............................       3,199        3,043
                                                                         ----------   ----------
                                                                             67,130       67,725
                    Less accumulated depreciation and amortization.....     (14,594)     (19,071)
                                                                         ----------   ----------
                                                                         $   52,536   $   48,654
                                                                         ==========   ==========

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

(6)    GOODWILL AND INTANGIBLE ASSETS

    Goodwill and intangible assets consisted of the following:

                                                                           AS OF DECEMBER 31, 2002
                                                             -------------------------------------------------
                                                             GROSS CARRYING       ACCUMULATED     NET CARRYING
                                                                 AMOUNT          AMORTIZATION        AMOUNT
                                                             --------------      ------------     ------------
                    Amortized intangible assets:
                       Non-compete agreements..........        $   17,542         $  16,179        $    1,363
                       Advertiser relationships........           195,039            22,438           172,601
                       Subscriber relationships........            51,451             7,650            43,801
                                                               ----------         ---------        ----------
                    Total..............................        $  264,032         $  46,267        $  217,765
                                                               ==========         =========        ==========
                    Non-amortized intangible assets:
                       Goodwill........................        $  185,447
                       Mastheads.......................            16,552
                                                               ----------
                    Total..............................        $  201,999
                                                               ==========


             Amortization expense for the year ended
             December 31, 2002:..........................................  $ 11,904
                                                                           ========
             Estimated amortization expense:
                For the year ending December 31, 2003....................  $  9,011
                For the year ending December 31, 2004....................     8,320
                For the year ending December 31, 2005....................     8,320
                For the year ending December 31, 2006....................     8,320
                For the year ending December 31, 2007....................     8,320
                Thereafter...............................................   175,474

    The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                               Balance as of January 1, 2002...........   $   196,061
                               Impairment losses.......................        (2,231)
                               Goodwill related to publications sold...        (8,342)
                               Other...................................           (41)
                                                                          -----------
                               Balance as of December 31, 2002.........   $   185,447
                                                                          ===========

    After the Company's initial impairment test, it was determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties as of January 1, 2002. In the first quarter of 2002, a pre-tax goodwill and masthead impairment loss of $2,375 was recognized. The loss, which was $1,449, net of tax, was reported in the Company's consolidated statement of operations as a cumulative effect of change in accounting principle. The fair values of the properties were determined based on multiples of revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) reflected in the purchase prices of recent sales transactions of newspaper properties similar to those owned by the Company.

    The Company's annual impairment test conducted as of December 31, 2002 indicated that no additional impairment would need to be recorded.

    The effect on the Company's net loss and basic and diluted net loss available to common stockholders per share as a result of the adoption of SFAS No. 142 is as follows:

                                                                                2000             2001           2002
                                                                              --------         --------       --------
Reported net loss available to common stockholders.....................       $(30,451)        $(39,681)      $(25,292)
Add back: Goodwill amortization........................................          4,680            5,186             --
Add back: Masthead amortization........................................            394              474             --
Adjust: Advertiser relationships amortization (change in useful life)..         (1,080)          (1,109)            --
Adjust: Subscriber relationships amortization (change in useful life)..           (700)            (797)            --
                                                                              --------         --------       --------
Adjusted net loss available to common stockholders.....................       $(27,157)        $(35,927)      $(25,292)
                                                                              ========         ========       ========

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                                                                             2000        2001        2002
                                                                           -------     -------     -------
Basic and diluted net loss available to common stockholders per share:
Reported net loss available to common stockholders per share .........     $(15.50)    $(18.27)    $(11.71)
Goodwill amortization ................................................        2.38        2.39          --
Masthead amortization ................................................        0.20        0.21          --
Advertiser relationships amortization (change in useful life) ........       (0.55)      (0.51)         --
Subscriber relationships amortization (change in useful life) ........       (0.35)      (0.37)         --
                                                                           -------     -------     -------
Adjusted net loss available to common stockholders per share .........     $(13.82)    $(16.55)    $(11.71)
                                                                           =======     =======     =======

(7)    ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                                    DECEMBER 31,
                                                               ---------------------
                                                                  2001       2002
                                                               ---------   ---------
                               Accrued payroll.............    $   1,823   $   2,024
                               Accrued vacation............          594         592
                               Accrued bonus...............          853       1,692
                               Accrued interest............        7,949       7,391
                               Accrued other...............        2,175       2,650
                                                               ---------   ---------
                                                               $  13,394   $  14,349
                                                               =========   =========

(8)    LEASE COMMITMENTS

    The future minimum lease payments related to the Company's non-cancelable operating lease commitments as of December 31, 2002 are as follows:

                 2003.................................................................  $   362
                 2004.................................................................      214
                 2005.................................................................       92
                 2006.................................................................       43
                 2007.................................................................        7
                                                                                        -------
                           Total minimum lease payments...............................  $   718
                                                                                        =======

    Rental expense under operating leases was $575, $752 and $815 for the years ended December 31, 2000 and 2001 and 2002, respectively.


(9)    SENIOR SUBORDINATED NOTES AND SENIOR DISCOUNT DEBENTURES

    The Senior Subordinated Notes and Senior Discount Debentures consisted of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               2001        2002
                                                                                            ----------  ----------
                  Liberty Group Operating, Inc.
                     9 3/8% Senior Subordinated Notes due February 1, 2008...............   $  180,000  $  180,000
                  Liberty Group Publishing, Inc.
                     11 5/8% Senior Discount Debentures, $89,000 Redemption Value
                     due February 1, 2009................................................       78,740      88,160
                                                                                            ----------  ----------
                  Total Senior Subordinated Notes and Senior Discount Debentures.........      258,740     268,160
                  Less current installments..............................................           --          --
                                                                                            ----------  ----------
                  Total Senior Subordinated Notes and Senior Discount
                     Debentures, excluding current installments..........................   $  258,740  $  268,160
                                                                                            ==========  ==========

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

    The Notes are general unsecured obligations of the Operating Company, and are irrevocably and unconditionally jointly and severally guaranteed by each of the Operating Company's existing and future subsidiaries. The Notes are redeemable for cash at the option of the Operating Company anytime after February 1, 2003 at stipulated redemption amounts. In the event of a change in control (as defined in the Notes) of the Operating Company or the Company, the Company must offer to repurchase the Notes at 101% of their principal amount.

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

(10) REVOLVING CREDIT FACILITY AND TERM LOAN B (COLLECTIVELY, THE "AMENDED CREDIT FACILITY")

    On April 18, 2000, the Operating Company entered into an agreement to amend and restate its $175,000 revolving credit facility. The amendment and restatement extended the maturity date of the revolving credit facility from January 2003 to March 2005, and included the issuance of a $100,000 Term Loan B. The Term Loan B matures in March 2007.

    On May 10, 2001, the Operating Company entered into an amendment to its Amended Credit Facility. The amendment decreased the aggregate commitment available under the revolving credit facility from $175,000 to $135,000 and amended the Cash Coverage Ratio and Senior Leverage Ratio as defined within the Amended Credit Facility.

    On October 23, 2002, the Operating Company repaid $25,000 principal amount of the Term Loan B with the proceeds from the Disposition. The proceeds of the Disposition were initially used to reduce the outstanding amount under the revolving credit facility and the Operating Company borrowed such amounts under the revolving credit facility in connection with the repayment of the Term Loan B.

    The Term Loan B and the revolving credit facility bear interest at the Operating Company's option equal to the Base Rate (as defined in the Amended Credit Facility) or the adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. There is an individual margin applicable to each of the Term Loan B and the revolving credit facility. The Operating Company pays a fee on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. At December 31, 2002, the Operating Company had utilized $21,845 of

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES the revolving credit facility and $72,500 was outstanding under the Term Loan B. The Term Loan 8 requires annual principal payments of $744 in 2003 and 2004, $26,862 in 2005, $35,320 in 2006 and $8,830 in 2007. The average interest rate on borrowings under the Amended Credit Facility for 2002 was 5.7%.

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

(11)   LONG-TERM LIABILITIES

    Long-term liabilities principally represent amounts due under non-interest-bearing non-compete agreements through 2010 and deferred acquisition consideration to be paid in 2003.

    The aggregate amount of payments related to long-term liabilities at December 31, 2002 are as follows:

                         2003...............    $   509
                         2004...............        287
                         2005...............        282
                         2006...............        177
                         2007...............        177
                         Thereafter.........        216
                                                -------
                                                $ 1,648
                                                =======

(12)   COMMON STOCK

    In February 2000, LGP effected a 20-to-1 stock split of its common stock, par value $0.01 per share (the "Common Stock"), and authorized the issuance of 55,000 additional shares of Common Stock. All share data has been retroactively restated to account for this stock split. Management investors received 4,400 of the newly authorized shares to eliminate any dilution of their original holdings that would result from the issuance of shares under the Company's stock option plan.

    On April 18, 2000, LGP approved the authorization of an additional 1,000,000 shares of Common Stock. Also on this date, the Company raised approximately $7,419, net of issuance costs of $450, from the issuance of 524,605 shares of Common Stock at $15.00 per share to Green Equity Investors III, L.P. ("GEI III").

    On August 11, 2000, Operating Company, Kenneth L. Serota (the "Executive"), LGP, Green Equity Investors II, L.P. ("GEI II") and GEI III entered into an Amendment to the Employment Agreement, dated as of such date (the "Employment Agreement Amendment"), pursuant to which the Employment Agreement, dated as of November 21, 1997, between Operating Company, the Executive and LGP, was amended. Under and pursuant to the Employment Agreement Amendment, LGP issued and sold to the Executive 4,372 shares of Common Stock and 184.42 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock") (collectively, the "Loan Equity") for an aggregate purchase price of $250. In addition, LGP issued and sold to the Executive 23,174 shares of Common Stock for a purchase price per share of $15.00 for an aggregate purchase price of $348. See further discussion under Note 18.

    On December 15, 2000, LGP issued and sold to management 28,626 shares of Common Stock for a purchase price per share of $15.00 for an aggregate purchase price of $429.

    During 2001, LGP repurchased 22,344 shares of Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and $63 in cash.

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

    On June 3, 2002, the Company filed a registration statement with the Securities and Exchange Commission on Form S-2, as amended, with respect to an initial public offering of the Common Stock. As of December 31, 2002, the Company had capitalized $1,796 in direct costs associated with its planned offering.

(13)   MANDATORILY REDEEMABLE PREFERRED STOCK

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

    On April 18, 2000, LGP raised approximately $20,656, net of issuance costs of $1,475, from the issuance of 22,131 shares of its Junior Preferred Stock to GEI III at $1,000.00 per share.

    On August 18, 2000, under and pursuant to the Employment Agreement Amendment, LGP issued and sold to the Executive the Loan Equity for an aggregate purchase price of $250. See further discussion under Note 12.

    The Senior Preferred Stock issued by LGP is senior to the Common Stock and Junior Preferred Stock with respect to dividend distributions and distributions upon the liquidation, winding up or dissolution of LGP. Dividends may be paid, at LGP's option, at any dividend payment date in cash or in additional shares of Senior Preferred Stock having a liquidation preference equal to the dividend amount. The liquidation preference of the Senior Preferred Stock is $25.00 per share.

    The Senior Preferred Stock is redeemable at the option of LGP any time after February 1, 1999 at stipulated redemption amounts and is mandatorily redeemable, subject to certain conditions, on February 1, 2010 at a price equal to 100% of its liquidation preference per share. LGP has no obligation to redeem the Senior Preferred Stock at any time prior to February 1, 2010. In the event of a change in control of LGP, LGP must offer to repurchase the Senior Preferred Stock at 100% of its liquidation preference per share, plus accrued but unpaid dividends. LGP is dependent upon the cash flows of the Operating Company to service these redemption requirements.

    Except as required by law, the holders of shares of Senior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of LGP. Subject to certain conditions, the Senior Preferred Stock is exchangeable, on any dividend payment date, in whole, but not in part, at the option of LGP for 14 3/4% Senior Subordinated Debentures (the "Exchange Debentures") of LGP maturing February 1, 2010. The Exchange Debentures are redeemable prior to maturity on substantially the same terms as the Senior Preferred Stock. Since inception, LGP has elected to pay all of its Senior Preferred Dividends in additional shares of Senior Preferred Stock. At December 31, 2002, LGP had accumulated but undeclared dividends of $2,204 with respect to the Senior Preferred Stock.

    The Junior Preferred Stock issued by LGP is senior to the Common Stock with respect to dividend distributions and distributions upon the liquidation, winding up or dissolution of LGP. Dividends may be paid, at LGP's option, at any dividend payment date in cash or in additional shares of Junior Preferred Stock having a liquidation preference equal to the dividend amount.

    The Junior Preferred Stock is redeemable at the option of LGP at a price equal to 100% of its liquidation preference per share and is mandatorily redeemable on February 1, 2010 at a price equal to 100% of its liquidation preference per share. LGP has no obligation to redeem the preferred shares at any time prior to February 1, 2010. In the event of a change in control of LGP, LGP must offer to repurchase the Junior Preferred Stock at 100% of its liquidation preference per share, plus accrued but unpaid dividends. LGP is dependent upon the cash flows of the Operating Company to service these redemption requirements.

    Except as required by law, the holders of shares of Junior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of LGP. Since inception, LGP has elected to pay all of its Junior Preferred Dividends in

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES additional shares of Junior Preferred Stock. At December 31, 2002, LGP had accumulated but undeclared dividends of $1,784 with respect to the Junior Preferred Stock.

(14)  INCOME TAXES

  Income taxes for the periods shown below consisted of:

                                             CURRENT      DEFERRED        TOTAL
                                             -------      --------        ------
Year ended December 31, 2000:
   U.S. Federal ......................        $   --        $   --        $   --
   State and local ...................           491            --           491
                                              ------        ------        ------
                                              $  491        $   --        $  491
                                              ======        ======        ======
Year ended December 31, 2001:
   U.S. Federal ......................        $   --        $1,205        $1,205
   State and local ...................           444           355           799
                                              ------        ------        ------
                                              $  444        $1,560        $2,004
                                              ======        ======        ======
Year ended December 31, 2002:
   U.S. Federal ......................        $   --        $1,061        $1,061
   State and local ...................           275           312           587
                                              ------        ------        ------
                                              $  275        $1,373        $1,648
                                              ======        ======        ======

    Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes and cumulative effect of change in accounting principle as a result of the following:

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                    2000        2001        2002
                                                                  -------     --------     --------
Computed "expected" tax benefit ............................      $(5,018)    $ (6,527)    $ (1,306)
Increase in income taxes resulting from:
   Amortization of nondeductible goodwill ..................          394        1,687           --
   State and local income taxes ............................          324          527          387
   Nondeductible meals and entertainment ...................          110           96           26
   Discontinued operations .................................          618          513           --
   Cancellation of debt resulting in income for tax purposes           --       12,023           --
   Nondeductible interest ..................................           --           --        1,057
   Nondeductible expenses ..................................            4           87           51
Change in Federal valuation allowance ......................        4,059       (6,402)       1,433
                                                                  -------     --------     --------
                                                                  $   491     $  2,004     $  1,648
                                                                  =======     ========     ========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2002 are presented below:

                                                                                               DECEMBER 31,
                                                                                         ----------------------
                                                                                           2001          2002
                                                                                         --------      --------
Deferred tax assets:
   Accounts receivable, principally due to allowance for doubtful accounts .........     $    583      $    536
   Accrued expenses ................................................................          783         2,863
   Net operating losses ............................................................       18,645        17,966
                                                                                         --------      --------
Gross deferred tax assets ..........................................................       20,011        21,365
Less: valuation allowance ..........................................................       (3,796)       (5,482)
                                                                                         --------      --------
   Net deferred tax assets .........................................................       16,215        15,883
                                                                                         --------      --------
Deferred tax liabilities:
Long-lived assets, principally due to differences in depreciation and amortization .        3,389         3,951
Intangible assets, principally due to differences in amortization ..................       37,412        39,661
                                                                                         --------      --------
                                                                                           40,801        43,612
   Net deferred tax liability ......................................................     $ 24,586      $ 27,729
                                                                                         ========      ========

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

    During 2001, an aggregate of approximately 78% of the Debentures were purchased in the open market at a discount by GEI II and GEI III. This purchase resulted in a cancellation and reissuance of indebtedness for Federal income tax purposes.

    The valuation allowance decreased by $3,735 in 2001 and increased by $1,686 in 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of the Company's deferred tax assets, which are principally net operating loss carry-forwards, management considers the reversal of deferred tax liabilities which are scheduled to reverse during the carry-forward period and tax planning strategies.

    At December 31, 2002, the Company has net operating loss carry-forwards for Federal and state income tax purposes of $43,769, which are available to offset future taxable income, if any. These Federal and state net operating loss carry-forwards begin to expire in 2018 and 2003, respectively.

(15)   LOSS PER SHARE

    Loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed based on the weighted-average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss available to common stockholders for the years ended December 2000, 2001, and 2002, potentially dilutive securities have not been included in the shares used to compute net loss available to common stockholders per share.

    Had the Company reported net income for the years ended December 31, 2000, 2001, and 2002, the weighted-average number of shares outstanding for those periods would have potentially been diluted by 70,325, 35,625, and 26,575 stock options outstanding during the respective periods.

    A reconciliation of the amounts used in the basic and diluted earnings per share computations is as follows (in thousands, except share and per share data):

                                                                  YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------------
                                          2000                              2001                                2002
                           -------------------------------  ---------------------------------   -----------------------------------
                                                     PER                                PER
                             INCOME      SHARES     SHARE     INCOME       SHARES      SHARE      INCOME       SHARES     PER SHARE
                          (NUMERATOR) (DENOMINATOR) AMOUNT  (NUMERATOR) (DENOMINATOR)  AMOUNT   (NUMERATOR) (DENOMINATOR)   AMOUNT
                          ----------- ------------- ------  ----------- -------------  ------   ----------- ------------- ---------
Loss from continuing
  operations.............. $ (15,250)                        $(21,200)                           $  (5,490)
Less: Preferred stock
  dividends............... $ (17,018)                        $(19,989)                           $ (22,622)
                           ---------                         --------                            ---------
Basic and diluted loss
  from continuing
  operations available
  to common stockholders.. $ (32,268)  1,964,876    $(16.42) $(41,189)   2,171,381     $(18.97)  $ (28,112)  2,158,833   $  (13.02)
                           =========   =========    =======  ========    =========     =======   =========   =========   =========


(16)   EMPLOYEE BENEFIT PLANS

    The Company maintains certain benefit plans for its employees.

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

    The Company maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. The Company recorded $271, $296, and $0 in expenses related to the plan in 2000, 2001 and 2002, respectively.

    The Company maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

    The Company maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan ("Publishers Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company's newspapers. Under the Publishers' Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers' Plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the Publishers' Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $160, $146 and $169 of compensation expense related to the plan in 2000, 2001 and 2002, respectively.

    The Company maintains the Liberty Group Publishing, Inc. Executive Benefit Plan ("Executive Benefit Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $66, $61 and $61 of compensation expense related to the plan in 2000, 2001 and 2002, respectively.

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

(17)   STOCK OPTION PLAN

    In February 1999, the Company adopted its 1999 Stock Option Plan (the "Plan") under which certain employees may be granted the right to purchase shares of Common Stock. Pursuant to the Plan, LGP has granted incentive stock options and two types of non-qualified stock options, one type for publishers and the other type for corporate employees. LGP has reserved an aggregate of 77,480 shares of Common Stock for issuance under the Plan. Stock options may be exercised only to the extent they have vested in accordance with the provisions described in the individual option award agreements. Generally, options vest under the incentive stock option awards on the first anniversary of the grant date. Generally, under the non-qualified stock option awards for publishers, options vest with respect to 50% of the shares on the third anniversary of the grant date and with respect to the remaining 50% on the eighth anniversary of the grant date. However, the vesting period for the remaining 50% may be accelerated if certain financial targets are met. Generally, options vest under the non-qualified stock option awards for corporate employees on the third anniversary of the grant date.

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

Stock option activity for the periods indicated is as follows:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                          SHARES  EXERCISE PRICE

Outstanding on December 31, 1999 ...............          58,675       $ 5.00
                                                          ======       ======
Granted ........................................          11,650        10.00
Canceled .......................................           6,700         7.54
Exercised ......................................          28,000         5.00
                                                          ------       ------
Outstanding on December 31, 2000 ...............          35,625         6.16
                                                          ======       ======
Canceled .......................................           9,050         7.52
                                                          ------       ------
Outstanding on December 31, 2001 ...............          26,575         5.62
                                                          ======       ======
Canceled .......................................             875         6.14
                                                          ------       ------
Outstanding on December 31, 2002 ...............          25,700       $ 5.75
                                                          ======       ======

    The following table summarizes information about stock options outstanding at December 31, 2002:

                                  WEIGHTED-AVERAGE
                       OPTIONS       REMAINING        WEIGHTED-AVERAGE      OPTIONS     WEIGHTED-AVERAGE
EXERCISE PRICE       OUTSTANDING  CONTRACTUAL LIFE    EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
--------------       -----------  ----------------    --------------      -----------    --------------
 $  5.00..........      21,825        6.08 Years         $   5.00             6,466         $  5.00
 $ 10.00..........       3,875        7.08                  10.00               163           10.00
                        ------       -----               --------            ------         -------
                        25,700        6.23 Years         $   5.75             6,629         $  5.12
                        ======       =====               ========            ======         =======


(18)   RELATED-PARTY TRANSACTIONS

    EXECUTIVE STOCK INVESTMENTS

    Upon the commencement of his employment in January 1998, LGP loaned Kenneth
L. Serota $250 pursuant to an Unsecured Promissory Note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001. LGP also provided Mr. Serota with three additional loans on August 11, 2000, in the principal amounts of $250, $226 and $122. The proceeds of the $250 loan was used by Mr. Serota to purchase 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock, while the $226 and $122 loans were used by Mr. Serota to purchase an aggregate of 23,174 shares of Common Stock. Each of these loans accrues interest at a rate of 6.22% per annum until each loan matures. LGP is required to forgive the $250 loan, including all accrued interest, under certain circumstances. The $226 and $122 loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold.

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

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

    On December 15, 2000, the Company issued and sold to management investors 28,626 shares of Common Stock for a purchase price per share of $15.00 for an aggregate purchase price of $429.

    During 2001, the Company repurchased 22,344 shares of Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and $63 in cash.

    OTHER RELATED-PARTY TRANSACTIONS

    The Company paid $1,320, $1,480 and $1,480 in management fees in 2000, 2001 and 2002, respectively, and $356, $375 and $350 in other fees in 2000, 2001 and 2002, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125 in 2003.

(19)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, unless the items meet the definition of extraordinary under APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are applicable to fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements for interim and annual periods ending after December 15, 2002.

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

(20)   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth selected quarterly financial information for the years ended December 31, 2001 and 2002. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                                                          2001 QUARTERS ENDED
                                                          --------------------------------------------------
                                                           DEC. 31      SEPT. 30      JUNE 30        MAR. 31
                                                          --------      --------      --------      --------
REVENUES:
         Advertising ................................     $ 37,543      $ 36,954      $ 38,839      $ 34,641
         Circulation ................................        8,401         8,493         8,158         8,176
         Job printing and other .....................        3,246         3,340         3,787         3,622
                                                          --------      --------      --------      --------

Total revenues ......................................       49,190        48,787        50,784        46,439
OPERATING COSTS AND EXPENSES:
         Operating costs ............................       24,179        24,247        25,405        24,776
         Selling, general and administrative ........       13,493        13,531        13,306        13,434
         Depreciation and amortization ..............        5,206         5,622         5,256         5,231
                                                          --------      --------      --------      --------
Income from operations ..............................        6,312         5,387         6,817         2,998
Interest expense ....................................        9,021         9,503         9,835         9,989
Amortization of deferred financing costs ............          868           498           517           479
Loss from continuing operations before
         income taxes ...............................       (3,577)       (4,614)       (3,535)       (7,470)
Income taxes ........................................        1,705           (50)          268            81
                                                          --------      --------      --------      --------
Loss from continuing operations .....................       (5,282)       (4,564)       (3,803)       (7,551)
Income from discontinued operations, net of tax .....          351           408           438           311
                                                          --------      --------      --------      --------
Net loss ............................................       (4,931)       (4,156)       (3,365)       (7,240)
                                                          --------      --------      --------      --------
Dividends on preferred stock ........................       (5,231)       (5,072)       (4,918)       (4,768)
                                                          --------      --------      --------      --------
Net loss available to common stockholders ...........      (10,162)       (9,228)       (8,283)      (12,008)
                                                          ========      ========      ========      ========

Basic and diluted net loss per share ................     $  (4.70)     $  (4.26)     $  (3.80)     $  (5.51)


                                                                          2002 QUARTERS ENDED
                                                          --------------------------------------------------
                                                           DEC. 31      SEPT. 30      JUNE 30        MAR. 31
                                                          --------      --------      --------      --------
REVENUES:
         Advertising ................................     $ 37,604      $ 36,787      $ 38,686      $ 33,841
         Circulation ................................        8,368         8,447         8,357         8,181
         Job printing and other .....................        3,201         3,242         3,114         3,003
                                                          --------      --------      --------      --------

Total revenues ......................................       49,173        48,476        50,157        45,025
OPERATING COSTS AND EXPENSES:
         Operating costs ............................       23,184        22,798        22,716        21,692
         Selling, general and administrative ........       13,380        13,831        13,646        12,669
         Depreciation and amortization ..............        4,297         4,265         4,283         4,182
                                                          --------      --------      --------      --------
Income from operations ..............................        8,312         7,582         9,512         6,482

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                                                                          2002 QUARTERS ENDED
                                                          --------------------------------------------------
                                                           DEC. 31      SEPT. 30      JUNE 30        MAR. 31
                                                          --------      --------      --------      --------
Interest expense ....................................        8,185         8,301         8,309         8,441
Amortization of deferred financing costs ............          826           482           477           486
Impairment of other assets ..........................           --           223            --            --
                                                          --------      --------      --------      --------
Income (loss) from continuing operations before
         income taxes and cumulative effect of change
         accounting principle .......................         (699)       (1,424)          726        (2,445)
Income tax expense (benefit) ........................          729           179         1,011          (271)
                                                          --------      --------      --------      --------
Income (loss) from continuing operations before
         cumulative effect
       of change in accounting principle ............       (1,428)       (1,603)         (285)       (2,174)
Income (loss) from discontinued operations, net
       of tax .......................................          (73)           --            --         4,342
                                                          --------      --------      --------      --------
Income (loss) before cumulative effect of change
         in accounting principle ....................       (1,501)       (1,603)         (285)        2,168
Cumulative effect of change
         in accounting principle, net of tax ........           --            --            --        (1,449)
Net income (loss) ...................................       (1,501)       (1,603)         (285)          719
                                                          --------      --------      --------      --------
Dividends on preferred stock ........................       (5,922)       (5,740)       (5,565)       (5,395)
                                                          --------      --------      --------      --------
Net loss available to common stockholders ...........       (7,423)       (7,343)       (5,850)       (4,676)
                                                          ========      ========      ========      ========

Basic and diluted net loss per share ................     $  (3.44)     $  (3.40)     $  (2.71)     $  (2.17)

     The Company has restated its 2002 interim period consolidated financial information to reflect a revision to its depreciation and amortization expense that resulted from a mathematical error. Previously, the Company had reported depreciation and amortization expense of $4,386, $4,487, and $4,469 for the three months ended March 31, June 30, and September 30, 2002, respectively. These amounts should have been $4,182, $4,283, and $4,265, respectively, as indicated in the table above.

     The Company previously reported income tax expense (benefit) of ($352), $929, and $97 for the three months ended March 31, June 30, and September 30, 2002, respectively. In connection with the change in depreciation and amortization expense discussed above, the Company's income tax expense (benefit) for the three months ended March 31, June 30, and September 30, 2002 has been revised to ($271), $1,011, and $179, respectively, as indicated in the table above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003                LIBERTY GROUP PUBLISHING, INC. (Registrant)

                                     By /s/ KENNETH L. SEROTA
                                       ----------------------------------
                                     Kenneth L. Serota,
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.



Dated: March 31, 2003                /s/ KENNETH L. SEROTA
                                     ------------------------------------
                                     Kenneth L. Serota,
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors
                                     (principal executive officer)

Dated: March 31, 2003                /s/ DANIEL D. LEWIS
                                     ------------------------------------
                                     Daniel D. Lewis,
                                     Chief Financial Officer
                                     (principal financial and accounting
                                     officer)

Dated: March 31, 2003                /s/ SCOTT T. CHAMPION
                                     ------------------------------------
                                     Scott T. Champion, Director

Dated: March 31, 2003                /s/ JOHN G. DANHAKL
                                     ------------------------------------
                                     John G. Danhakl, Director

Dated: March 31, 2003                /s/ PETER J. NOLAN
                                     ------------------------------------
                                     Peter J. Nolan, Director

Dated: March 31, 2003                /s/ JONATHAN A. SEIFFER
                                     ------------------------------------
                                     Jonathan A. Seiffer, Director

                                  CERTIFICATION

I, Kenneth L. Serota, certify that:

1. I have reviewed this annual report on Form 10-K of Liberty Group Publishing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures;

5. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective; and

6. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Dated: March 31, 2003

                                    /s/ KENNETH L. SEROTA
                                    ------------------------------------------
                                    Name:   Kenneth L. Serota
                                    Title:  President, Chief Executive Officer
                                            and Chairman of the Board of
                                            Directors

                                  CERTIFICATION

I, Daniel D. Lewis, certify that:

1. I have reviewed this annual report on Form 10-K of Liberty Group Publishing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures;

5. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective; and

6. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Dated: March 31, 2003

                                    /s/ DANIEL D. LEWIS
                                    ------------------------------------------
                                    Name:    Daniel D. Lewis
                                    Title:   Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                                     ITEMS
  -------    ------------------------------------------------------------------------------------
     2.1     Asset Purchase Agreement dated as of November 21, 1997, among Liberty                    Incorporated by reference to
             Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),                  Exhibit 2.1 included on the
             Liberty Group Operating, Inc., Hollinger International Inc., APAC-90                     Company's Registration
             Inc., American Publishing, and APAC-95, Inc.                                             Statement on Form S-4
                                                                                                      (Registration No. 333-46957)
                                                                                                      (the "Company's S-4").
     2.2     Asset Purchase Agreement dated as of November 21, 1997, among Liberty                    Incorporated by reference to
             Group Publishing, Inc., Green Equity Investors II, L.P. (as guarantor),                  Exhibit 2.2 included on the
             Liberty Group Operating, Inc., Hollinger International Inc., American                    Company's S-4.
             Publishing Company of Illinois, APAC-90 Inc., and APAC-95, Inc.
     2.3     Exchange Agreement dated as of November 21, 1997, between American                       Incorporated by reference to
             Publishing Company of Illinois and Chicago Deferred Exchange                             Exhibit 2.3 included on the
             Corporation.                                                                             Company's S-4.
     2.4     Qualified Exchange Trust Agreement, dated as of November 21, 1997 among                  Incorporated by reference to
             the Chicago Trust Company, as Trustee under Trust No. 38347501, Chicago                  Exhibit 2.4 included on the
             Deferred Exchange Corporation, and American Publishing Company of                        Company's S-4.
             Illinois.
     2.5     Amendment to Asset Purchase Agreement dated as of January 14, 1998,                      Incorporated by reference to
             among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.                    Exhibit 2.5 included on the
             (as guarantor), Liberty Group Operating, Inc., Hollinger International                   Company's S-4.
             Inc., APAL-90 Inc., American Publishing (1991) Inc. and APAC-95 Inc.
     2.6     Amendment to Asset Purchase Agreement, dated as of January 14, 1998,                     Incorporated by reference to
             among Liberty Group Publishing, Inc., Green Equity Investors II, L.P.                    Exhibit 2.6 included on the
             (as guarantor), Liberty Group Operating, Inc., Hollinger International                   Company's S-4.
             Inc., American Publishing Company of Illinois, APAC-90 Inc., American
             Publishing (1991) Inc. and APAC-95 Inc.
     2.7     Amendment to Exchange Agreement, dated as of January 14, 1998, between                   Incorporated by reference to
             American Publishing Company of Illinois and Chicago Deferred Exchange                    Exhibit 2.7 included on the
             Corporation.                                                                             Company's S-4.
     2.8     Amendment to Qualified Exchange Trust Agreement, dated as of January                     Incorporated by reference to
             14, 1998, among The Chicago Trust Company, as Trustee under No.                          Exhibit 2.8 included on the
             38347501, Chicago.                                                                       Company's S-4.
     2.9     Agreement dated as of January 15, 1998, among Liberty Group Publishing,                  Incorporated by reference to
             Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group                      Exhibit 2.9 included on the
             Operating, Inc., Hollinger International, Inc., American Publishing                      Company's S-4.
             Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
             APAC-95 Inc.
    2.10     Agreement dated as of January 23, 1998, among American Publishing                        Incorporated by reference to
             Company of Illinois, Chicago Deferred Exchange Corporation and The                       Exhibit 2.10 included on the
             Chicago Trust Company.                                                                   Company's S-4.
    2.11     Agreement dated as of January 26, 1998, among Liberty Group Publishing,                  Incorporated by reference to
             Inc., Green Equity Investors II, L.P. (as guarantor), Liberty Group                      Exhibit 2.11 included on the
             Operating, Inc. Hollinger International, Inc., American Publishing                       Company's S-4.
             Company of Illinois, APAC-90 Inc., American Publishing (1991) Inc., and
             APAC-95 Inc.
     3.1     Amended and Restated Certificate of Incorporation of Liberty Group                       Incorporated by reference to
             Publishing, Inc.                                                                         Exhibit 3.1 included on the
                                                                                                      Company's Annual Report on
                                                                                                      Form 10-K for the year ending
                                                                                                      December 31, 1999 (the
                                                                                                      "Company's 1999 10-K").
     3.2     By-laws of Liberty Group Publishing, Inc.                                                Incorporated by reference to
                                                                                                      Exhibit 3.2 included on the
                                                                                                      Company's S-4.

  EXHIBIT
    NO.                                     ITEMS
  -------    ------------------------------------------------------------------------------------
     4.1     Indenture dated as of January 27, 1998 among Liberty Group Publishing,                   Incorporated by reference to
             Inc. and State Street Bank and Trust Company, as Trustee, including                      Exhibit 4.1 included on the
             form of 11-5/8% Senior Discount Debentures due 2009.                                     Company's S-4.
     4.2     Indenture, dated as of January 27, 1998, among, Liberty Group                            Incorporated by reference to
             Publishing, Inc. and State Street Bank and Trust Company, as Trustee,                    Exhibit 4.3 included on the
             including form of 14-3/4% Senior Subordinated Debentures due 2010.                       Company's S-4.
   *10.1     Employment Agreement dated as of November 27, 1997, between Liberty                      Incorporated by reference to
             Group Publishing, Inc. and Kenneth L. Serota.                                            Exhibit 10.1 included on the
                                                                                                      Company's S-4.
   *10.2     Amendment to Employment Agreement, dated as of August 11, 2000, between                  Incorporated by reference to
             Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group                          Exhibit 10.2 included on the
             Publishing, Inc., Green Equity Investors II, L.P. and Green Equity                       Company's Annual Report on
             Investors III, L.P.                                                                      Form 10-K for the year ending
                                                                                                      December 31, 2000 (the
                                                                                                      "Company's 2000 10-K").
   *10.3     Management Stockholders Agreement, dated as of January 27, 1998, among                   Incorporated by reference to
             Liberty Group Publishing, Inc., Green Equity Investors II, L.P. and                      Exhibit 10.2 on the Company's
             Kenneth L. Serota.                                                                       S-4.
   *10.4     Amended and Restated Management Subscription and Stockholders                            Incorporated by reference to
             Agreement, dated as of February 1, 2000, by and between Liberty Group                    Exhibit 10.3 included on the
             Publishing, Inc., Green Equity Investors II, L.P. and Scott T. Champion.                 Company's 1999 10-K.
   *10.5     Amended and Restated Management Subscription and Stockholders                            Incorporated by reference to
             Agreement, dated as of February 1, 2000, by and between Liberty Group                    Exhibit 10.4 included on the
             Publishing, Inc., Green Equity Investors II, L.P. and Kevin O'Shea.                      Company's 1999 10-K
   *10.6     Amended and Restated Management Subscription and Stockholders                            Incorporated by reference to
             Agreement, dated as of February 1, 2000, by and between Liberty Group                    Exhibit 10.5 included on the
             Publishing, Inc., Green Equity Investors II, L.P. and Gene A. Hall.                      Company's 1999 10-K.
   *10.7     Master Amendment, dated as of April 18, 2000, between Green Equity                       Incorporated by reference to
             Investors II, L.P., Green Equity Investors III, L.P., Liberty Group                      Exhibit 10.7 included on the
             Publishing, Inc. and persons listed on Schedule 1 attached thereto.                      Company's 2000 10-K.
   *10.8     Management Stock Purchase Agreement, dated as of December 15, 2000,                      Incorporated by reference to
             between Liberty Group Publishing, Inc., Green Equity Investors II,                       Exhibit 10.8 included on the
             L.P., Green Equity Investors III, L.P. and Kevin O'Shea.                                 Company's 2000 10-K.
   *10.9     Management Stock Purchase Agreement, dated as of December 15, 2000,                      Incorporated by reference to
             between Liberty Group Publishing, Inc., Green Equity Investors II,                       Exhibit 10.9 included on the
             L.P., Green Equity Investors III, L.P. and Scott T. Champion.                            Company's 2000 10-K.
  *10.10     Management Stock Purchase Agreement, dated as of December 15, 2000,                      Incorporated by reference to
             between Liberty Group Publishing, Inc., Green Equity Investors II,                       Exhibit 10.10 included on the
             L.P., Green Equity Investors III, L.P. and Gene A. Hall.                                 Company's 2000 10-K.
   10.11     Non-Competition Agreement dated as of January 27, 1998 between Liberty                   Incorporated by reference to
             Group Operating, Inc. and Hollinger International, Inc.                                  Exhibit 10.3 included on the
                                                                                                      Company's S-4.
   10.12     Stock Purchase Agreement, dated as of April 18, 2000, between Liberty                    Incorporated by reference to
             Group Publishing, Inc. and Green Equity Investors III, L.P.                              Exhibit 10.12 included on the
                                                                                                      Company's 2000 10-K.
   10.13     Management Services Agreement, dated as of April 18, 2000, between                       Incorporated by reference to
             Liberty Group Operating, Inc. and Leonard Green & Partners, L.P.                         Exhibit 10.13 included on the
                                                                                                      Company's 2000 10-K.
   10.14     Amended and Restated Credit Agreement dated as of April 18, 2000, among                  Incorporated by reference to
             Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the lenders               Exhibit 10.14 included on the
             party thereto, Citicorp USA, Inc., Citibank N.A., DB Banc Alex Brown LLC,                Company's 2000 10-K.
             Wells Fargo Bank, N.A., and Bank of America, N.A.
   10.15     Guarantor Pledge and Security Agreement dated as of January 27, 1998                     Incorporated by reference to
             among Liberty Group Publishing, Inc., Liberty Group Arizona Holdings, Inc.,              Exhibit 10.6 included on the
             Liberty Group Arkansas Holdings, Inc., Liberty Group California Holdings,                Company's S-4.
             Inc., Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
             Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Michigan Holdings, Inc.
             Liberty Group Minnesota Holdings, Inc., Liberty Group Missouri Holdings, Inc.,
             Liberty Group New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc.,
             Liberty Group Management Services, Inc. and Citicorp USA, Inc.

  EXHIBIT
    NO.                                     ITEMS
  -------    ------------------------------------------------------------------------------------
   10.16     Borrower Pledge and Security Agreement dated as of January 27, 1998                      Incorporated by reference to
             between Liberty Group Operating, Inc. and Citicorp USA, Inc.                             Exhibit 10.7 included on the
                                                                                                      Company's S-4.
  *10.17     Liberty Group Publishing, Inc.'s Publisher's Deferred Compensation Plan.                 Incorporated by reference to
                                                                                                      Exhibit 10.10 included on the
                                                                                                      Company's Annual Report on
                                                                                                      Form 10-K for the period ended
                                                                                                      December 31, 1998 (the
                                                                                                      "Company's 1998 10-K").
  *10.18     Liberty Group Publishing, Inc.'s Executive Benefit Plan.                                 Incorporated by reference to
                                                                                                      Exhibit 10.11 included on the
                                                                                                      Company's 1998 10-K.
  *10.19     Liberty Group Publishing, Inc.'s Executive Deferral Plan.                                Incorporated by reference to
                                                                                                      Exhibit 10.12 included on the
                                                                                                      Company's 1998 10-K.
  *10.20     Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                                 Incorporated by reference to
                                                                                                      Exhibit 10.15 included on the
                                                                                                      Company's 1999 10-K.
   10.21     First Amendment to Credit Agreement dated as of May 10, 2001,                            Incorporated by reference to
             among Liberty Group Operating, Inc., Liberty Group Publishing, Inc.,                     Exhibit 99 included on the
             the lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                         Company's March 31, 2001 10-Q.
   10.22     First  Supplemental  Indenture  dated  December  13,  2001,  between                     Incorporated by reference to
             Liberty  Group  Publishing,  Inc.  and State  Street  Bank and Trust                     Exhibit 10.29 included on the
             Company                                                                                  Company's Annual Report on
                                                                                                      Form 10-K for the period ended
                                                                                                      December 31, 2001 (the
                                                                                                      "Company's 2001 10-K").
   10.23     Second  Amendment to Credit  Agreement and Limited  Waiver and Consent                   Incorporated by reference to
             dated as of December 14, 2001 among  Liberty  Group  Operating,  Inc.,                   Exhibit 10.30 included on the
             Liberty Group  Publishing,  Inc. the lenders party thereto,  Citibank,                   Company's 2001 10-K.
             N.A. and Citicorp USA, Inc.
   10.24     Guaranty, Indemnity and Subordination Agreement, dated as of January                     Incorporated by reference to
             27, 1998, entered into by Liberty Group Publishing, Inc., Liberty Group                  Exhibit 10.24 included on the
             Arizona Holdings, Inc., Liberty Group Arkansas Holdings, Inc., Liberty                   Company's 2001 10-K.
             Group California Holdings, Inc., Liberty Group Illinois Holdings, Inc.,
             Liberty Group Iowa Holdings, Inc., Liberty Group Kansas Holdings, Inc.,
             Liberty Group Michigan Holdings, Inc., Liberty Group Minnesota
             Holdings, Inc., Liberty Group Missouri Holdings, Inc., Liberty Group
             New York Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc. and
             Liberty Group Management Services, Inc., for the benefit of the
             Beneficiaries (as defined therein).
  *10.25     Amended and Restated Employment Agreement, dated as of February 11, 2003,                Included herewith.
             between Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group
             Publishing, Green Equity Investors II, L.P. and Green Equity Investors
             III, L.P.
    21       Subsidiaries of Liberty Group Publishing, Inc.                                           Incorporated by reference to
                                                                                                      Exhibit 21 included on the
                                                                                                      Company's 2001 10-K.
   23.1      Consent of KPMG LLP                                                                      Included herewith.
   99.1      1350 Certifications                                                                      Included herewith.

------------
*      Management Contract/Compensatory Plan or Arrangement

    The Company has agreed to furnish to the Commission, upon request, a copy of each agreement defining the rights of holders of long-term debt not filed herewith in reliance upon the exemption from filing applicable to any such agreement pursuant to which the total amount of securities authorized does not exceed 10% of the total consolidated assets of the Company.