Form 10-Q
period 2003-03-31
LIBERTY GROUP PUBLISHING INC
filed 2003-05-15
CIK 1056464

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of the Company's common stock, par value $0.01 per share, as of May 15, 2003: 2,158,833 shares.


================================================================================

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     -----
PART I - FINANCIAL INFORMATION

Item 1      Consolidated Financial Statements

            Consolidated Balance Sheets at March 31, 2003 (Unaudited)
               and December 31, 2002..........................................................        3

            Consolidated Statements of Operations for the Three Months Ended
               March 31, 2003 and March 31, 2002 (Unaudited)..................................        4

            Consolidated Condensed Statements of Cash Flows for the Three Months Ended
               March 31, 2003 and March 31, 2002 (Unaudited)..................................        5

            Notes to the Unaudited Interim Consolidated Financial Statements..................        6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of
               Operations.....................................................................        8

Item 3      Quantitative and Qualitative Disclosures about Market Risk........................       13

Item 4      Controls and Procedures...........................................................       13

PART II - OTHER INFORMATION

Item 1      Legal Proceedings.................................................................       13

Item 2      Changes in Securities and Use of Proceeds.........................................       14

Item 3      Defaults Upon Senior Securities...................................................       14

Item 4      Submission of Matters to a Vote of Security Holders...............................       14

Item 5      Other Information.................................................................       14

Item 6      Exhibits and Reports on Form 8-K..................................................       14

Signature Page................................................................................       15

Certifications................................................................................       16

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                MARCH 31,          DECEMBER 31,
                                                                                                  2003                2002
                                                                                                ---------           ---------
                                                                                               (UNAUDITED)
                                                                                                    (DOLLARS IN THOUSANDS)
                                         ASSETS
Current assets:
   Cash and cash equivalents .........................................................          $   2,907           $   1,696
   Accounts receivable, net of allowance for doubtful accounts of $1,310 and $1,340 at
     March 31, 2003 and December 31, 2002, respectively ..............................             19,235              20,133
   Inventory .........................................................................              2,807               2,639
   Prepaid expenses ..................................................................              1,431               1,361
   Deferred income taxes .............................................................              1,713               1,713
   Other current assets ..............................................................                295                 326
                                                                                                ---------           ---------
Total current assets .................................................................             28,388              27,868
   Property, plant and equipment, net ................................................             47,601              48,654
   Goodwill ..........................................................................            185,447             185,447
   Intangible assets, net ............................................................            231,954             234,317
   Deferred financing costs, net .....................................................              7,249               7,848
   Deferred offering costs ...........................................................                 --               1,796
   Other assets ......................................................................                428                 395
                                                                                                ---------           ---------
Total assets .........................................................................          $ 501,067           $ 506,325
                                                                                                =========           =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of Term Loan B ....................................................          $     744           $     744
   Current portion of long-term liabilities ..........................................                497                 509
   Accounts payable ..................................................................              2,081               2,036
   Accrued expenses ..................................................................             11,478              14,349
   Deferred revenue ..................................................................              8,817               8,591
                                                                                                ---------           ---------
Total current liabilities ............................................................             23,617              26,229
Long-term liabilities:
   Borrowings under revolving credit facility ........................................             23,540              21,845
   Term Loan B, less current portion .................................................             71,384              71,756
   Long-term liabilities, less current portion .......................................              1,091               1,139
   Senior subordinated notes .........................................................            180,000             180,000
   Senior discount debentures, redemption value $89,000 ..............................             89,000              88,160
   Deferred income taxes .............................................................             27,789              29,442
                                                                                                ---------           ---------
Total liabilities ....................................................................            416,420             418,571
Mandatorily Redeemable Preferred Stock:
    Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock,
          $0.01 par value, 21,000,000 shares authorized, 3,718,211 and 3,585,978 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively. Aggregate involuntary liquidation
          preference $25 plus accrued dividends ......................................             95,240              91,853
    Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par value,
         250,000 shares authorized, 109,729 and 107,053 shares issued and outstanding
         at March 31, 2003 and December 31, 2002, respectively .......................            111,558             108,837
                                                                                                ---------           ---------
 Total mandatorily redeemable preferred stock ........................................            206,798             200,690
 Stockholders' deficit:
   Common Stock, $0.01 par value, 2,655,000 shares authorized, 2,185,177 shares issued
        and 2,158,833 shares outstanding at March 31, 2003 and December 31, 2002 .....                 22                  22
   Additional paid-in capital ........................................................             16,444              16,444
   Notes receivable ..................................................................               (966)               (970)
   Accumulated deficit ...............................................................           (137,471)           (128,251)
   Treasury stock at cost, 26,344 shares at March 31, 2003 and December  31, 2002 ....               (181)               (181)
                                                                                                ---------           ---------
   Total stockholders' deficit .......................................................           (122,152)           (112,936)
                                                                                                ---------           ---------
Total liabilities and stockholders' deficit ..........................................          $ 501,067           $ 506,325
                                                                                                =========           =========



 See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                       THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                ---------------------------------
                                                                                                   2003                  2002
                                                                                                -----------           -----------
                                                                                                           (UNAUDITED)
                                                                                                      (DOLLARS IN THOUSANDS)
REVENUES:
   Advertising .......................................................................          $    32,638           $    33,841
   Circulation .......................................................................                8,078                 8,181
   Job printing and other ............................................................                3,041                 3,003
                                                                                                -----------           -----------
      Total revenues .................................................................               43,757                45,025
OPERATING COSTS AND EXPENSES:
   Operating costs ...................................................................               21,550                21,692
   Selling, general and administrative ...............................................               12,498                12,669
   Depreciation and amortization .....................................................                3,604                 4,182
                                                                                                -----------           -----------
Income from continuing operations ....................................................                6,105                 6,482
Interest expense .....................................................................                8,105                 8,441
Amortization of deferred financing costs .............................................                  438                   486
Write-off of deferred offering costs .................................................                2,221                    --
                                                                                                -----------           -----------
Loss from continuing operations before income taxes and cumulative effect of change
   in accounting principle ...........................................................               (4,659)               (2,445)
Income tax benefit ...................................................................               (1,547)                 (271)
                                                                                                -----------           -----------
Loss from continuing operations before cumulative effect of change in accounting
   principle .........................................................................               (3,112)               (2,174)
Income from discontinued operations, net of tax ......................................                   --                 4,342
                                                                                                -----------           -----------
Income (loss) before cumulative effect of change
   in accounting principle ...........................................................               (3,112)                2,168
Cumulative effect of change
   in accounting principle, net of tax ...............................................                   --                (1,449)
                                                                                                -----------           -----------
Net income (loss) ....................................................................               (3,112)                  719

Dividends on preferred stock .........................................................                6,108                 5,395
                                                                                                -----------           -----------
Net loss available to common stockholders ............................................          $    (9,220)          $    (4,676)
                                                                                                ===========           ===========
Earnings (loss) per share:
   Basic and diluted weighted-average shares outstanding .............................            2,158,833             2,158,833
   Basic and diluted earnings (loss) per common share:
   Loss from continuing operations before cumulative
       effect of change in accounting principle ......................................          $     (4.27)          $     (3.51)
   Discontinued operations, net of tax ...............................................                   --                  2.01
   Cumulative effect of change in accounting principle, net of tax ...................                   --                 (0.67)
                                                                                                -----------           -----------
   Net loss available to common stockholders per share ...............................          $     (4.27)          $     (2.17)
                                                                                                ===========           ===========




 See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               --------------------------
                                                                                      (UNAUDITED)
                                                                                 (DOLLARS IN THOUSANDS)
                                                                                 2003              2002
                                                                               -------           --------
Cash flows from operating activities:
      Net income (loss) .............................................          $(3,112)          $    719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization .................................            3,604              4,182
      Amortization of deferred financing costs ......................              438                486
      Accretion of senior discount debentures .......................              840              2,268
      Non-cash compensation .........................................                4                 27
      Deferred taxes ................................................           (1,653)              (404)
      Loss on sale of fixed assets ..................................               23                 --
      Write-off of deferred offering costs ..........................            2,221                 --
      Gain from sale of discontinued operations, net of tax .........               --             (4,342)
      Cumulative effect of change in accounting principle, net of tax               --              1,449
      Changes in assets and liabilities, net of dispositions:
         Accounts receivable, net ...................................              898                658
         Inventory ..................................................             (168)               373
         Prepaid expenses and other assets ..........................              (72)            (1,250)
         Deferred offering costs ...................................              (264)                --
         Accounts payable ...........................................               45               (311)
         Accrued expenses ...........................................           (2,871)            (2,460)
         Deferred revenue ...........................................              226                366
                                                                               -------           --------

Net cash provided by operating activities ...........................              159              1,761
                                                                               -------           --------
Cash flow from investing activities:
      Purchases of property, plant and equipment ....................             (467)              (390)
      Proceeds from sale of publications and fixed assets ...........              256             26,510
                                                                               -------           --------

 Net cash provided by (used in) investing activities ................             (211)            26,120
                                                                               -------           --------
 Cash flows from financing activities:
      Net borrowings (repayments) under amended credit facility .....            1,323            (25,450)
      Payments on long-term liabilities .............................              (60)               (93)
                                                                               -------           --------

 Net cash provided by (used in) financing activities ................            1,263            (25,543)
                                                                               -------           --------

 Net increase in cash and cash equivalents ..........................            1,211              2,338
 Cash and cash equivalents, at beginning of period ..................            1,696              1,474
                                                                               -------           --------

 Cash and cash equivalents, at end of period ........................          $ 2,907           $  3,812
                                                                               =======           ========


                See accompanying notes to the unaudited interim
                       consolidated financial statements.

                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) THE COMPANY AND BASIS OF PRESENTATION

    Liberty Group Publishing, Inc. ("LGP" or "Registrant") and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company (as defined below) owns and operates 302 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest, Northeast and Western United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region. No single display advertiser accounted for greater than 1% of the Company's total revenues during the three months ended March 31, 2003 and 2002.

    The Company's portfolio of publications is comprised of 65 paid daily newspapers and 126 paid non-daily newspapers. In addition, the Company publishes 111 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

    LGP is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries, a wholly owned subsidiary of Hollinger International Inc. LGP is a holding company for its wholly-owned subsidiary, Liberty Group Operating, Inc. ("Operating Company" or "LGO"). The unaudited interim consolidated financial statements include the accounts of LGP, Operating Company and Operating Company's consolidated subsidiaries (the "Company").

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying interim consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and March 31, 2002 should be read in conjunction with the audited consolidated financial statements of the Company included in LGP's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  STOCK-BASED EMPLOYEE COMPENSATION

    In December 2002, the FASB issued Statement of Financial Accounting Stardards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these unaudited interim consolidated financial statements.

    At March 31, 2003, LGP has one stock-based employee compensation plan, which is more fully described in Note 17 of LGP's Form 10-K for the year ended December 31, 2002. LGP accounts for its stock options under the provisions of SFAS No. 123. SFAS No. 123 permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. Under APB 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. LGP has elected to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS No. 123. The following table illustrates the effect on net loss available to common stockholders and loss per share if LGP had applied the fair-value-based method to all outstanding and unvested awards in each period:

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                           2003        2002
                                                                         --------    --------
            Net loss available to common stockholders, as reported.....  $ (9,220)   $ (4,676)
            Add: Stock-based employee compensation expense included in
              reported net loss available to common stockholders.......        --          --
            Deduct: Stock-based employee compensation expense
              determined under fair-value-based method.................        (2)         (2)
                                                                         --------    --------
            Pro forma net loss available to common stockholders........  $ (9,222)   $ (4,678)
                                                                         ========    ========
            Loss per share:
            Basic and diluted - as reported............................  $  (4.27)   $  (2.17)
                                                                         ========    ========
            Basic and diluted - pro forma..............................  $  (4.27)   $  (2.17)
                                                                         ========    ========


    Under the plan, the exercise price of each option equals the fair value of LGP's common stock, par value $0.01 per share (the "Common Stock") on the date of grant. There were no stock option grants during the three months ended March 31, 2003 and 2002.

(3) RECLASSIFICATIONS

    Certain amounts in the prior year's unaudited interim consolidated financial statements have been reclassified to conform to the 2003 presentation, which include the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs.

    The Company has restated its 2002 interim period consolidated financial information to reflect a revision to its depreciation and amortization expense that resulted from a mathematical error. Previously, the Company had reported depreciation and amortization expense of $4,386 for the three months ended March 31, 2002. This amount should have been $4,182.

    The Company previously reported income tax benefit of ($352) for the three months ended March 31, 2002. In connection with the change in depreciation and amortization expense discussed above, the Company's income tax benefit for the three months ended March 31, 2002 has been revised to ($271).

(4) DISCONTINUED OPERATIONS

    The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26,510 (the "Disposition"). The net book value of the assets was $19,393, resulting in a pre-tax gain of $7,117, or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation. Discontinued operations for the three months ended March 31, 2002 consisted solely of the gain on sale of the publications.

(5) LOSS PER SHARE

    Loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed based on the weighted-average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because LGP reported a net loss available to common stockholders for the three months ended March 31, 2003 and 2002, potentially dilutive securities have not been included in the shares used to compute net loss available to common stockholders per share.

    Had LGP reported net income for the three months ended March 31, 2003 and 2002, the weighted-average number of shares outstanding for those periods would have potentially been diluted by 25,700 and 26,575 stock options outstanding during the respective periods.

    A reconciliation of the amounts used in the basic and diluted earnings per share computations is as follows (in thousands, except share and per share data):

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------
                                          2003                                    2002
                         -------------------------------------   ------------------------------------
                                                         PER                                    PER
                           INCOME         SHARES        SHARE      INCOME         SHARES       SHARE
                         (NUMERATOR)   (DENOMINATOR)    AMOUNT   (NUMERATOR)   (DENOMINATOR)   AMOUNT
                         -----------   -------------    ------   -----------   -------------   ------
Loss from continuing      $ (3,112)                               $ (2,174)
  operations.............
Less: Preferred stock
  dividends.............. $ (6,108)                               $ (5,395)
Basic and diluted loss
  from continuing
  operations available
  to common
  stockholders........... $ (9,220)      2,158,833     $ (4.27)   $ (7,569)       2,158,833    $ (3.51)
                          ========       =========     =======    ========        =========    =======

(6) WRITE-OFF OF DEFERRED OFFERING COSTS

    On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2,221 in legal and other professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off these costs as LGP has recently decided to postpone its proposed initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Liberty Group Publishing, Inc. ("LGP" or "Registrant") is a Delaware corporation formed on January 27, 1998 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries, a wholly owned subsidiary of Hollinger International Inc.. LGP is a holding company for its wholly owned subsidiary, Liberty Group Operating, Inc. ("Operating Company" or "LGO"). The unaudited interim consolidated financial statements include the accounts of LGP, Operating Company, and Operating Company's consolidated subsidiaries (the "Company").

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

    Total Revenues. Total revenues for the quarter ended March 31, 2003 decreased by $1.2 million, or 2.7%, to $43.8 million from $45.0 million for the quarter ended March 31, 2002. The decrease in total revenues was comprised of a $1.2 million, or 3.6%, decrease in advertising revenue while the marginal decrease in circulation revenue was offset by a marginal increase in job printing and other. The advertising revenue decrease was primarily driven by lower local display and local classified advertising revenues in the Company's community markets and Chicago suburban market of $0.5 million and $0.7 million, respectively.

    Operating Costs. Operating costs for the quarter ended March 31, 2003 decreased by $0.1 million, or 0.5%, to $21.6 million from $21.7 million for the quarter ended March 31, 2002. The decrease was primarily due to lower newsprint costs of $0.3 million, partially offset by increases in energy costs and other operating costs of $0.2 million. As a percentage of total revenues, operating costs increased to 49.2% from 48.2%.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 2003 decreased by $0.2 million to $12.5 million from $12.7 million for the quarter ended March 31, 2002. The decrease in selling, general and administrative expenses during the quarter ended March 31, 2003 was primarily due to lower bad debt expense of $0.3 million due to an improvement in collection efforts, partially offset by increases in other selling, general and administrative expenses of $0.1 million. As a percentage of total revenues, selling, general and administrative expenses increased slightly from 28.1% to 28.6%.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2003 decreased by $0.6 million to $3.6 million from $4.2 million for the quarter ended March 31, 2002. During the quarter ended March 31, 2003, the Company recorded $2.4 million in amortization of intangible assets, compared with $2.8 million for the quarter ended March 31, 2002. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $0.5 million resulting from certain non-compete assets that are now fully amortized.

    Income from Continuing Operations. Income from continuing operations for the quarter ended March 31, 2003 decreased by $0.4 million, or 6.2%, to $6.1 million from $6.5 million for the quarter ended March 31, 2002. The decrease in income from continuing operations during the quarter ended March 31, 2003 was primarily due to lower revenues, partially offset by reductions in operating, selling, general and administrative costs as well as lower depreciation and amortization expense.

    EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization, which for the Company is income from operations plus depreciation and amortization) for the quarter ended March 31, 2003 decreased by $1.0 million, or 9.3%, to $9.7 million from $10.7 million for the quarter ended March 31, 2002. The decrease was primarily due to lower revenues of $1.2 million, partially offset by lower newsprint costs of $0.3 million and bad debt expense of $0.3 million. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of its operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   2003           2002
                                                ---------       ---------
                                                      (IN THOUSANDS)

            Income from operations              $   6,105       $   6,482
            Depreciation and amortization           3,604           4,182
                                                ---------       ---------
               EBITDA                           $   9,709       $  10,664
                                                =========       =========


    Interest Expense. Interest expense (including amortization of deferred financing costs) for the quarter ended March 31, 2003 decreased by $0.4 million to $8.5 million from $8.9 million for the quarter ended March 31, 2002. The decrease in interest expense was due primarily to lower interest rates and less outstanding indebtedness during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

    Write-off of Deferred Offering Costs. On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2.2 million in legal and other professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off these costs as LGP has recently decided to postpone its proposed initial public offering.

    Income Tax Benefit. Income tax benefit for the quarter ended March 31, 2003 was $1.5 million compared to income tax benefit of $0.3 million for the quarter ended March 31, 2002. The increase of $1.2 million for the quarter ended March 31, 2003 was primarily due to the income tax benefit recognized by the Company related to its operating results for the three months ended March 31, 2003.

    Income from Discontinued Operations. The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26.5 million (the "Disposition"). The net book value of the assets was $19.4 million, resulting in a pre-tax gain of $7.1 million, or a gain of $4.3 million, net of the tax effect of $2.8 million. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation. Discontinued operations for the three months ended March 31, 2002, consisted solely of the gain on sale of the publications.

    Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, the Company performed an initial impairment test of its properties in the first quarter of 2002. As a result of this test, the Company determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002. As a result, an after-tax goodwill and masthead impairment loss of $1.4 million, or $2.4 million pre-tax, was recorded in the quarter ended March 31, 2002. The Company performed an impairment test at the end of 2002, which indicated that no additional impairment needed to be recorded. The Company will perform its annual impairment test for 2003 in the fourth quarter.

    Net Income (Loss). The Company recorded a net loss of $(3.1) million for the quarter ended March 31, 2003, compared to net income of $0.7 million for the quarter ended March 31, 2002. The $3.8 million decrease in net income was primarily attributable to the inclusion in 2002 of the after-tax gain of $4.3 million on the Disposition, partially offset by the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million. The decrease in net income was further attributable to a write-off of deferred offering costs of $2.2 million and lower revenues of $1.2 million, partially offset by lower newsprint costs of $0.3 million and bad debt expense of $0.3 million.

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

    As of January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires an annual impairment test for goodwill and other intangible assets with indefinite lives. The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA for individual properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. The multiples of revenues and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns. If there is a significant change in such multiples, or deterioration in revenue or EBITDA for any of the properties, additional impairment losses may have to be recorded.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities. Net cash provided by operating activities for the three months ended March 31, 2003 decreased by $1.6 million to $0.2 million compared with net cash provided by operating activities of $1.8 million for the three months ended March 31, 2002. The decrease is primarily due to a decrease in income from operations before depreciation and amortization of $1.0 million. The additional $0.6 million decrease is attributable to an increase in working capital and senior discount debenture accretion.

    Cash flows from investing activities. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2003 compared to net cash provided by investing activities of $26.1 million for the three months ended March 31, 2002. The decrease of $26.3 million in cash flows was primarily due to the $26.5 million of proceeds from the Disposition in 2002. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and new markets.

    Cash flows from financing activities. Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2003 compared to net cash used in investing activities of $25.5 million for the three months ended March 31, 2002. The increase of $26.8 million in cash flows was primarily due to a repayment during the quarter ended March 31, 2002 of the Company's Amended Credit Facility resulting from the Disposition proceeds. The Company's net cash provided by financing activities for the quarter ended March 31, 2003 reflects funding under LGO's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A, with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

    The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. As of March 31, 2003, the Term Loan B requires principal payments of $0.4 million in 2003, $0.7 million in 2004, $26.9 million in 2005, $35.3 million in 2006 and $8.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

    LGP is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Interest expense for the three months ended March 31, 2003 was $8.5 million, including non-cash interest of $0.8 million with respect to the Debentures and amortization of deferred financing costs of $0.4 million. The degree to which LGP is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    As of March 31, 2003, approximately $95.7 million was outstanding under the Amended Credit Facility, the aggregate principal amount of the Notes outstanding was $180.0 million, and the aggregate principal amount of the $89.0 million 11 5/8% Senior Discount Debentures (the "Debentures") due February 1, 2009 was fully accreted.

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

    Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months. On February 1, 2003, the Company's Debentures reached an accreted value of $89.0 million, which is equivalent to the principal amount of the Debentures at maturity. At this time, the Company began accruing cash interest on the Debentures. Semi-annual interest payments will commence on August 1, 2003 and continue through the maturity date of February 1, 2009. The semi-annual payments will increase the Company's annual cash interest obligations by $5.2 million in 2003, $10.3 million in each year from 2004 through 2008, and $5.2 million in 2009.

    On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2.2 million in legal and professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off these costs as LGP has recently decided to postpone its proposed initial public offering.

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

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table reflects a summary of the Company's contractual cash obligations as of March 31, 2003 (in thousands):

                                           2003       2004       2005     2006       2007       THEREAFTER       TOTAL
                                        --------   --------   --------  --------  ---------     ----------    ----------
9 3/8% senior subordinated  notes...... $     --   $     --   $     --  $     --  $      --     $  180,000    $  180,000
11 5/8% senior discount debentures.....       --         --         --        --         --         89,000        89,000
Term Loan B............................      372        744     26,862    35,320      8,830             --        72,128
Revolving credit facility..............       --         --     23,540        --         --             --        23,540
Non-compete payments...................      308        282        282       177        177            229         1,455
Real estate lease payments.............      271        214         92        43          7             --           627
Finder fee payments....................      125         --         --        --         --             --           125
Other..................................        3          5         --        --         --             --             8
                                        --------   --------   --------  --------  ---------     ----------    ----------
                                        $  1,079   $  1,245   $ 50,776  $ 35,540  $   9,014     $  269,229    $  366,883
                                        ========   ========   ========  ========  =========     ==========    ==========

RELATED PARTY TRANSACTIONS

    The Company paid $370,000 in management fees for each of the quarters ended March 31, 2003 and 2002 to Leonard Green & Partners, L.P. As of March 31, 2003, the Company is also obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000, which will be paid this year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at Operating Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, Operating Company 's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At March 31, 2003, Operating Company had borrowings outstanding of $23.5 million under the revolving credit facility (without giving effect to $1.5 million of outstanding letters of credit as of such date) and $72.1 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.2 million based on the balance outstanding at March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

         99.1      1350 Certifications

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2003                LIBERTY GROUP PUBLISHING, INC.

                                  /s/ KENNETH L. SEROTA
                                  -----------------------------
                                  Kenneth L. Serota
                                  President, Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (principal executive officer)

                                  /s/ DANIEL D. LEWIS
                                  -----------------------------
                                  Daniel D. Lewis
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

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

Date: May 15, 2003               /s/ KENNETH L. SEROTA
                                 ----------------------------------------------
                                 Name:  Kenneth L. Serota
                                 Title: President, Chief Executive Officer and
                                        Chairman of the Board of Directors

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

Date:  May 15, 2003

                                               /s/ DANIEL D. LEWIS
                                               ---------------------------------
                                               Name:   Daniel D. Lewis
                                               Title:  Chief Financial Officer