Form 10-Q
period 2003-06-30
LIBERTY GROUP PUBLISHING INC
filed 2003-08-14
CIK 1056464

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                        COMMISSION FILE NUMBER: 333-46957

                         LIBERTY GROUP PUBLISHING, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                  36-4197635
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
     Incorporation or Organization)

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

    The number of shares outstanding of the Company's common stock, par value $0.01 per share, as of August 14, 2003: 2,158,833 shares.

================================================================================

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION
Item 1   Consolidated Financial Statements
         Consolidated Balance Sheets at June 30, 2003 (Unaudited)
            and December 31, 2002............................................................       3
         Consolidated Statements of Operations for the Three Months and Six Months Ended
            June 30 , 2003 and June 30, 2002 (Unaudited).....................................       4
         Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2003 and June 30, 2002 (Unaudited)......................................       5
         Notes to Unaudited Interim Consolidated Financial Statements........................       6
Item 2   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.......................................................................       9
Item 3   Quantitative and Qualitative Disclosures about Market Risk..........................      14
Item 4   Controls and Procedures.............................................................      15
PART II - OTHER INFORMATION
Item 1   Legal Proceedings...................................................................      15
Item 2   Changes in Securities and Use of Proceeds...........................................      15
Item 3   Defaults Upon Senior Securities.....................................................      15
Item 4   Submission of Matters to a Vote of Security Holders.................................      15
Item 5   Other Information...................................................................      15
Item 6   Exhibits and Reports on Form 8-K....................................................      15
Signatures ..................................................................................      16

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                      JUNE 30,      DECEMBER 31,
                                                                                                        2003            2002
                                                                                                     ---------      ------------
                                                                                                     (UNAUDITED)
                                                                                                   (IN THOUSANDS, EXCEPT SHARE
                                                                                                        AND PER SHARE DATA)
                                         ASSETS
Current assets:
   Cash and cash equivalents ....................................................................... $   3,334       $   1,696
   Accounts receivable, net of allowance for doubtful accounts of $1,247 and $1,340 at
     June 30, 2003 and December 31, 2002, respectively .............................................    20,495          20,133
   Inventory .......................................................................................     2,328           2,639
   Prepaid expenses ................................................................................     1,731           1,361
   Deferred income taxes ...........................................................................     1,713           1,713
   Other current assets ............................................................................       314             326
                                                                                                     ---------       ---------
Total current assets ...............................................................................    29,915          27,868
   Property, plant and equipment, net ..............................................................    46,856          48,654
   Goodwill ........................................................................................   185,447         185,447
   Intangible assets, net ..........................................................................   229,617         234,317
   Deferred financing costs, net ...................................................................     6,790           7,848
   Deferred offering costs .........................................................................        --           1,796
   Other assets ....................................................................................       433             395
                                                                                                     ---------       ---------
Total assets ....................................................................................... $ 499,058       $ 506,325
                                                                                                     =========       =========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of Term Loan B .................................................................. $     744       $     744
   Current portion of long-term liabilities ........................................................       429             509
   Accounts payable ................................................................................     2,330           2,036
   Accrued expenses ................................................................................    13,320          14,349
   Deferred revenue ................................................................................     8,567           8,591
                                                                                                     ---------       ---------
Total current liabilities ..........................................................................    25,390          26,229
Long-term liabilities:
   Borrowings under revolving credit facility ......................................................    15,667          21,845
   Term Loan B, less current portion ...............................................................    71,385          71,756
   Long-term liabilities, less current portion .....................................................       949           1,139
   Senior subordinated notes .......................................................................   180,000         180,000
   Senior discount debentures, redemption value $89,000 ............................................    89,000          88,160
   Interest due on senior discount debentures to affiliates (note 8)................................     3,306              --
   Deferred income taxes ...........................................................................    28,383          29,442
                                                                                                     ---------       ---------
Total liabilities ..................................................................................   414,080         418,571
Mandatorily Redeemable Preferred Stock:
    Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock,
       $0.01 par value, 21,000,000 shares authorized, 3,855,320 and 3,585,978 shares issued and outstanding at June 30, 2003 and December 31, 2002,
       respectively. Aggregate involuntary liquidation preference $25 plus accrued dividends .......    98,752          91,853

    Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par value,
       250,000 shares authorized, 112,472 and 107,053 shares issued and outstanding
       at June 30, 2003 and December 31, 2002, respectively ........................................   114,347         108,837
                                                                                                     ---------       ---------
 Total mandatorily redeemable preferred stock ......................................................   213,099         200,690
 Stockholders' deficit:
   Common Stock, $0.01 par value, 2,655,000 shares authorized, 2,185,177 shares issued
        and 2,158,833 shares outstanding at June 30, 2003 and December 31, 2002 ....................        22              22
   Additional paid-in capital ......................................................................    16,444          16,444
   Notes receivable ................................................................................      (962)           (970)
   Accumulated deficit .............................................................................  (143,444)       (128,251)
   Treasury stock at cost, 26,344 shares at June 30, 2003 and December 31, 2002 ....................      (181)           (181)
                                                                                                     ---------       ---------
   Total stockholders' deficit .....................................................................  (128,121)       (112,936)
                                                                                                     ---------       ---------
Total liabilities and stockholders' deficit ........................................................ $ 499,058       $ 506,325
                                                                                                     =========       =========

See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                       ---------------------------     ---------------------------
                                                                           2003            2002            2003            2002
                                                                       -----------     -----------     -----------     -----------
REVENUES:
   Advertising ....................................................... $    38,103     $    38,686     $    70,741     $    72,527
   Circulation .......................................................       8,236           8,357          16,314          16,538
   Job printing and other ............................................       2,985           3,114           6,026           6,117
                                                                       -----------     -----------     -----------     -----------
      Total revenues .................................................      49,324          50,157          93,081          95,182
OPERATING COSTS AND EXPENSES:
   Operating costs ...................................................      22,625          22,716          44,175          44,408
   Selling, general and administrative ...............................      13,499          13,646          25,997          26,315
   Depreciation and amortization .....................................       3,559           4,283           7,163           8,465
                                                                       -----------     -----------     -----------     -----------
Income from continuing operations ....................................       9,641           9,512          15,746          15,994
Interest expense .....................................................       8,084           8,309          16,189          16,750
Amortization of deferred financing costs .............................         459             477             897             963
Write-off of deferred offering costs .................................          --              --           2,221              --
                                                                       -----------     -----------     -----------     -----------
Income (loss) from continuing operations before income taxes and
   cumulative effect of change in accounting principle ...............       1,098             726          (3,561)         (1,719)
Income tax expense (benefit) .........................................         770           1,011            (777)            740
                                                                       -----------     -----------     -----------     -----------
Income (loss) from continuing operations before cumulative effect of
   change in accounting principle ....................................         328            (285)         (2,784)         (2,459)
Income from discontinued operations, net of tax ......................          --              --              --           4,342
                                                                       -----------     -----------     -----------     -----------
Income (loss) before cumulative effect of change
   in accounting principle ...........................................         328            (285)         (2,784)          1,883
Cumulative effect of change
   in accounting principle, net of tax ...............................          --              --              --          (1,449)
                                                                       -----------     -----------     -----------     -----------
Net income (loss) ....................................................         328            (285)         (2,784)            434
Dividends on preferred stock .........................................       6,301           5,565          12,409          10,960
                                                                       -----------     -----------     -----------     -----------
Net loss available to common stockholders ............................ $    (5,973)    $    (5,850)    $   (15,193)    $   (10,526)
                                                                       ===========     ===========     ===========     ===========
Earnings (loss) per share:
   Basic and diluted weighted-average shares outstanding .............   2,158,833       2,158,833       2,158,833       2,158,833
   Basic and diluted earnings (loss) per common share:
   Loss from continuing operations before cumulative
       effect of change in accounting principle ...................... $     (2.77)    $     (2.71)    $     (7.04)    $     (6.22)
   Discontinued operations, net of tax ...............................          --              --              --            2.01
   Cumulative effect of change in accounting principle, net of tax ...          --              --              --           (0.67)
                                                                       -----------     -----------     -----------     -----------
   Net loss available to common stockholders per share ............... $     (2.77)    $     (2.71)    $     (7.04)    $     (4.88)
                                                                       ===========     ===========     ===========     ===========

See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           -----------------------
                                                                            2003            2002
                                                                           --------       --------
                                                                                (UNAUDITED)
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
      Net income (loss) ................................................   $ (2,784)      $    434
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ....................................      7,163          8,465
      Amortization of deferred financing costs .........................        897            963
      Accretion of senior discount debentures ..........................        840          4,577
      Interest expense due to affiliates on senior discount debentures
       (note 8).........................................................      3,306             --
      Non-cash compensation ............................................          8             53
      Deferred taxes ...................................................     (1,059)           489
      Write-off of deferred offering costs .............................      2,221             --
       Loss on sale of fixed assets ....................................         20             --
      Gain from sale of discontinued operations, net of tax ............         --         (4,342)
      Cumulative effect of change in accounting principle, net of tax ..         --          1,449
    Changes in assets and liabilities, net of dispositions:
      Accounts receivable, net .........................................       (362)           (23)
      Inventory ........................................................        311            361
      Prepaid expenses and other assets ................................       (396)          (887)
      Deferred offering costs ..........................................       (264)          (826)
      Accounts payable .................................................        294           (161)
      Accrued expenses .................................................     (1,029)           716
      Deferred revenue .................................................        (24)            23
                                                                           --------       --------
Net cash provided by operating activities ..............................      9,142         11,291
                                                                           --------       --------
Cash flow from investing activities:
      Purchases of property, plant and equipment .......................       (945)          (949)
      Proceeds from sale of publications and fixed assets ..............        260         26,510
                                                                           --------       --------
 Net cash provided by (used in) investing activities ...................       (685)        25,561
                                                                           --------       --------
 Cash flows from financing activities:
      Net repayments under amended credit facility .....................     (6,549)       (36,010)
      Payments on long-term liabilities ................................       (270)          (325)
                                                                           --------       --------
 Net cash used in financing activities .................................     (6,819)       (36,335)
                                                                           --------       --------
 Net increase in cash and cash equivalents .............................      1,638            517
 Cash and cash equivalents, at beginning of period .....................      1,696          1,474
                                                                           --------       --------
 Cash and cash equivalents, at end of period ...........................   $  3,334       $  1,991
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

                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) THE COMPANY AND BASIS OF PRESENTATION

    Liberty Group Publishing, Inc. ("LGP" or "Registrant") and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company (as defined below) owns and operates 303 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest, Northeast and Western United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region. No single display advertiser accounted for greater than 1% of the Company's total revenues during the three and six months ended June 30, 2003 and 2002.

    The Company's portfolio of publications is comprised of 65 paid daily newspapers and 127 paid non-daily newspapers. In addition, the Company publishes 111 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

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

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying interim consolidated financial statements as of June 30, 2003 and for the three months and six months ended June 30, 2003 and June 30, 2002 should be read in conjunction with the audited consolidated financial statements of the Company included in LGP's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2) STOCK-BASED EMPLOYEE COMPENSATION

    In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these unaudited interim consolidated financial statements.

    At June 30, 2003, LGP has one stock-based employee compensation plan, which is more fully described in Note 17 of LGP's Form 10-K for the year ended December 31, 2002. LGP accounts for its stock options under the provisions of SFAS No. 123. SFAS No. 123 permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. Under APB 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. LGP has elected to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS No. 123. The following table illustrates the effect on net loss available to common stockholders and net loss per share if LGP had applied the fair-value-based method to all outstanding and unvested awards in each period:

                                                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,               ENDED JUNE 30,
                                                                  2003           2002           2003           2002
                                                                --------       --------       --------       --------
Net loss available to common stockholders, as reported .......  $ (5,973)      $ (5,850)      $(15,193)      $(10,526)
Add: Stock-based employee compensation expense included in
  reported net loss available to common stockholders .........        --             --             --             --
Deduct: Stock-based employee compensation expense
  determined under fair-value-based method ...................        (2)            (2)            (4)            (4)
                                                                --------       --------       --------       --------

Pro forma net loss available to common stockholders ..........  $ (5,975)      $ (5,852)      $(15,197)      $(10,530)
                                                                ========       ========       ========       ========
Net loss per share:
Basic and diluted - as reported ..............................  $  (2.77)      $  (2.71)      $  (7.04)      $  (4.88)
                                                                ========       ========       ========       ========
Basic and diluted - pro forma ................................  $  (2.77)      $  (2.71)      $  (7.04)      $  (4.88)
                                                                ========       ========       ========       ========

    Under the plan, the exercise price of each option equals the fair value of LGP's common stock, par value $0.01 per share (the "Common Stock"), on the date of grant. There were no stock option grants during the three and six months ended June 30, 2003 and 2002.

(3) RECLASSIFICATIONS

    Certain amounts in the prior year's unaudited interim consolidated financial statements have been reclassified to conform to the 2003 presentation, which include the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs.

    The Company has restated its 2002 interim period consolidated financial information to reflect a revision to its depreciation and amortization expense that resulted from a mathematical error. Previously, the Company had reported depreciation and amortization expense of $4,487 and $8,873, respectively, for the three and six months ended June 30, 2002. These amounts should have been $4,283 and $8,465, respectively, for the three and six months ended June 30, 2002.

    The Company previously reported income tax expense of $929 and $577, respectively, for the three and six months ended June 30, 2002. In connection with the change in depreciation and amortization expense discussed above, the Company's income tax expense for the three and six months ended June 30, 2002 has been revised to $1,011 and $740, respectively.

(4) DISCONTINUED OPERATIONS

    The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26,510 (the "Disposition"). The net book value of the assets was $19,393, resulting in a pre-tax gain of $7,117, or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation. Discontinued operations for the six months ended June 30, 2002 consisted solely of the gain on sale of these publications.

(5) LOSS PER SHARE

    Loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed based on the weighted-average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because LGP reported a net loss available to common stockholders for the three and six months ended June 30, 2003 and 2002, potentially dilutive securities have not been included in the shares used to compute net loss available to common stockholders per share.

    Had LGP reported net income for the three and six months ended June 30, 2003, the weighted-average number of shares outstanding for those periods would have potentially been diluted by 25,000 and 25,700 stock options outstanding during the respective periods, and had LGP reported net income for the three and six months ended June 30, 2002, the weighted-average number of shares outstanding for those periods would have potentially been diluted by 25,900 and 26,575 stock options outstanding during the respective periods.

    A reconciliation of the amounts used in the basic and diluted earnings per share computations is as follows (in thousands, except share and per share data):


                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                  -------------------------------------------------------------------------------------
                                                    2003                                         2002
                                  -----------------------------------------     ---------------------------------------
                                                                     PER                                          PER
                                    INCOME           SHARES         SHARE        INCOME            SHARES        SHARE
                                  (NUMERATOR)     (DENOMINATOR)     AMOUNT     (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                  -----------     -------------     ------     -----------     -------------     ------
          Income (loss) from
          continuing operations...  $    328                                    $    (285)
          Less: Preferred stock
            dividends.............  $ (6,301)                                   $  (5,565)
          Basic and diluted loss
            from continuing
            operations available
            to common
            stockholders..........  $ (5,973)      2,158,833       $(2.77)      $  (5,850)       2,158,833      $ (2.71)
                                    ========       =========       ======       =========        =========      =======

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                  -------------------------------------------------------------------------------------
                                                    2003                                         2002
                                  -----------------------------------------     ---------------------------------------
                                                                     PER                                          PER
                                    INCOME           SHARES         SHARE        INCOME            SHARES        SHARE
                                  (NUMERATOR)     (DENOMINATOR)     AMOUNT     (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                  -----------     -------------     ------     -----------     -------------     ------
          Loss from continuing
            operations............  $ (2,784)                                   $  (2,459)
          Less: Preferred stock
            dividends.............  $(12,409)                                   $ (10,960)
          Basic and diluted loss
            from continuing
            operations available
            to common
            stockholders..........  $(15,193)      2,158,833       $(7.04)      $ (13,419)       2,158,833      $ (6.22)
                                    ========       =========       ======       =========        =========      =======


(6) WRITE-OFF OF DEFERRED OFFERING COSTS

    On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2,221 in legal and other professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off these costs because LGP decided to postpone its proposed initial public offering.

(7)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

     On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.

     Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003.

     The Company did not enter into any financial instruments within the scope of SFAS No. 150 during June 2003. However, as a result of adopting SFAS No. 150 on July 1, 2003 for existing financial instruments entered into on or before May 31, 2003, liabilities increased by $213,099 upon the reclassification of the Company's mandatorily redeemable preferred stock.

(8)  SUBSEQUENT EVENTS

     On July 25, 2003, the Operating Company and LGP entered into an amendment to its Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash on the interest due on the 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009, and to issue debt in lieu of paying cash interest due on the additional debt that was issued in lieu of paying cash interest on the Senior Discount Debentures.

    On July 30, 2003, LGP entered into an agreement, effective August 1,
2003, with Green Equity Investors II, L.P. ("GEI II") and Green Equity Investors III, L.P. ("GEI III"), whereby LGP may, at its option, issue 11 5/8% senior debentures (the "Senior Debentures") to GEI II and GEI III on each interest payment date of the Senior Discount Debentures, in lieu of paying cash interest on the Senior Discount Debentures that are owned by GEI II and GEI III, with an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date under the terms of the Senior Discount Debentures. In addition, LGP may, at its option, issue additional Senior Debentures to GEI II and GEI III on each interest payment date of the Senior Debentures, in lieu of paying cash interest on the Senior Debentures that are owned by GEI II and GEI III, with an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date under the terms of the Senior Debentures. This agreement may be terminated by GEI II and GEI III at any time upon delivery of written notice to LGP at least 30 days prior to the next interest payment date.

    On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that are owned GEI II and GEI III. In conjunction with its election, LGP issued Senior Debentures to GEI II and III in the amount of $687,003 and $3,335,247, respectively, which will accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. As a result of these agreements, interest due on the Senior Discount Debentures as of June 30, 2003 has been reflected as a long-term liability on the Company's consolidated balance sheet.

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

    The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company owns and operates 303 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling, general and administrative expenses consist primarily of labor costs.

    RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

    Total Revenues. Total revenues for the quarter ended June 30, 2003 decreased by $0.8 million, or 1.7%, to $49.3 million from $50.2 million for the quarter ended June 30, 2002. The decrease in total revenues was comprised of a $0.6 million, or 1.5%, decrease in advertising revenues, a $0.1 million, or 1.4%, decrease in circulation revenue, and a $0.1 million, or 4.1%, decrease in job printing and other revenue. In the Company's community markets, advertising revenues increased $0.4 million, or 1.3%, primarily due to increases in preprint and national advertising, which were partially offset by lower local display and classified advertising. Outside of the community newspaper markets, the Company's advertising revenues declined $1.0 million primarily due to lower classified and display revenue in the Chicago suburban market of $0.6 million and a reduction in non-newspaper related revenues of $0.4 million. The decrease in circulation revenue resulted primarily from a reduction in subscriber levels in certain community markets. The decrease in job printing and other revenue was due to lower commercial volume in the Chicago suburban market as well as the loss of several community print jobs. Total revenues for the six months ended June 30, 2003 decreased by $2.1 million, or 2.2%, to $93.1 million from $95.2 million for the six months ended June 30, 2002. The decrease in total revenues was comprised of a $1.8 million, or 2.5%, decrease in advertising revenues, a $0.2 million, or 1.4%, decrease in circulation revenue, and a $0.1 million, or 1.5%, decrease in job printing and other revenue. In the Company's community markets, advertising revenues increased $0.1 million, primarily due to increases in preprint and national advertising, which were partially offset by lower local display and classified advertising. Outside of the community newspaper markets, the Company's advertising revenues declined $1.9 million primarily due to lower classified and display revenue in the Chicago suburban market of $1.3 million and a reduction in non-newspaper related revenues of $0.6 million. The decrease in circulation revenue resulted primarily from a reduction in subscriber levels in certain community markets. The decrease in job printing and other revenue was due to lower commercial volume in the Chicago suburban market as well as the loss of several community print jobs.

    Operating Costs. Operating costs for the quarter ended June 30, 2003 decreased by $0.1 million, or 0.4%, to $22.6 million from $22.7 million for the quarter ended June 30, 2002. The decrease in operating costs was primarily due to a reduction in external composition and printing services of $0.2 million, partially offset by an increase in delivery costs of $0.1 million. As a percentage of total revenues, operating costs increased to 45.9% from 45.3%. Operating costs for the six months ended June 30, 2003 decreased by $0.2 million, or 0.5%, to $44.2 million from $44.4 million for the six months ended June 30, 2002. The decrease in operating costs was primarily due to lower newsprint costs of $0.3 million, a reduction in external composition and printing services of $0.2 million, partially offset by an increase in delivery costs of $0.1 million and increases in energy and other operating costs of $0.2 million. As a percentage of total revenues, operating costs increased to 47.5% from 46.7%.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 2003 decreased by $0.1 million, or 1.1%, to $13.5 million from $13.6 million for the quarter ended June 30, 2002. The decrease in selling, general, and administrative expenses was primarily due to lower labor costs resulting from a reduction in performance-based incentive compensation. As a percentage of total revenues, selling, general and administrative expenses increased slightly from 27.2% to 27.4%. Selling, general and administrative expenses for the six months ended June 30, 2003 decreased by $0.3 million, or 1.2%, to $26.0 million from $26.3 million for the six months ended June 30, 2002. The decrease in selling, general, and administrative expenses was primarily due to lower bad debt expense of $0.3 million due to an improvement in collection efforts and lower labor costs resulting from a reduction in performance-based incentive compensation of $0.1 million, partially offset by increases in promotion expense of $0.1 million. As a percentage of total revenues, selling, general and administrative expenses increased slightly to 27.9% from 27.6%.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended June 30, 2003 decreased by $0.7 million to $3.6 million from $4.3 million for the quarter ended June 30, 2002. During the quarter ended June 30, 2003, the Company recorded $2.3 million in amortization of intangible assets, compared with $3.0 million for the quarter ended June 30, 2002. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $0.5 million resulting from certain non-compete assets that are now fully amortized. Depreciation and amortization expense for the six months ended June 30, 2003 decreased by $1.3 million to $7.2 million from $8.5 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, the Company recorded $4.7 million in amortization of intangible assets, compared with $5.8 million for the six months ended June 30, 2002. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $1.0 million resulting from certain non-compete assets that are now fully amortized.

    Income from Continuing Operations. Income from continuing operations for the quarter ended June 30, 2003 increased by $0.1 million, or 1.4%, to $9.6 million from $9.5 million for the quarter ended June 30, 2002. The increase in income from continuing operations during the quarter ended June 30, 2003 was primarily due to lower depreciation and amortization expense of $0.7 million, lower operating costs of $0.1 million and lower selling, general and administrative expense of $0.1 million, partially offset by lower revenues of $0.8 million. Income from continuing operations for the six months ended June 30, 2003 decreased by $0.2 million, or 1.6%, to $15.7 million from $16.0 million for the six months ended June 30, 2002. The decrease was comprised of lower revenues of $2.1 million partially offset by lower depreciation and amortization expense of $1.3 million, lower operating costs of $0.2 million and lower selling, general and administrative costs of $0.3 million.

    EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) for the quarter ended June, 2003 decreased by $0.6 million, or 4.3%, to $13.2 million from $13.8 million for the quarter ended June 30, 2002. The decrease was primarily due to lower revenues of $0.8 million, partially offset by lower operating costs of $0.1 million, and lower selling, general and administrative costs of $0.1 million. EBITDA for the six months ended June 30, 2003 decreased by $1.6 million, or 6.3%, to $22.9 million from $24.5 million for the six months ended June 30, 2002. The decrease was primarily due to lower revenues of $2.1 million, partially offset by lower operating costs of $0.2 million, and lower selling, general and administrative costs of $0.3 million. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of its operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

    The Company believes that net income (loss) is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net income (loss) to EBITDA for the three and six months ended June 30, 2003 and 2002:

                                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------    -------------------------
                                                            2003             2002          2003            2002
                                                         ----------     ------------    ---------      ----------
Net income (loss) .......................................  $    328        $   (285)     $ (2,784)       $    434
Depreciation and amortization ...........................     3,559           4,283         7,163           8,465
Write-off of deferred offering costs ....................         -               -         2,221               -
Interest expense ........................................     8,543           8,786        17,086          17,713
Income tax expense (benefit) ............................       770           1,011          (777)            740
Income from discontinued operations, net of tax .........         -               -             -          (4,342)
Cumulative effect of change in accounting
    principle, net of tax ...............................         -               -             -           1,449
                                                           --------        --------       --------       --------
EBITDA ..................................................    13,200          13,795        22,909          24,459
                                                           ========        ========       ========       ========

    Interest Expense. Interest expense (including amortization of deferred financing costs) for the quarter ended June 30, 2003 decreased by $0.2 million to $8.5 million from $8.8 million for the quarter ended June 30, 2002. The decrease in interest expense was due primarily to lower interest rates and less outstanding indebtedness during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. Interest expense for the six months ended June 30, 2003 decreased by $0.6 million to $17.1 million from $17.7 million for the six months ended June 30, 2002. The decrease in interest expense was due primarily to lower interest rates and less outstanding indebtedness during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

    Write-off of Deferred Offering Costs. On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2.2 million in legal and other professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off these costs because LGP decided to postpone its proposed initial public offering.

    Income Tax Expense (Benefit). Income tax expense for the quarter ended June 30, 2003 was $0.8 million compared to income tax expense of $1.0 million for the quarter ended June 30, 2002. The decrease of $0.2 million for the quarter ended June 30, 2003 was primarily due to lower deferred federal income tax expense recognized by the Company for the quarter ended June 30, 2003. Income tax benefit for the six months ended June 30, 2003 was $0.8 million compared to income tax expense of $0.7 million for the six months ended June 30, 2002. The decrease of $1.5 million for the six months ended June 30, 2003 was primarily due to an increase in deferred federal income tax benefit recognized by the Company for the six months ended June 30, 2003.

    Income from Discontinued Operations. The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26.5 million (the "Disposition"). The net book value of the assets was $19.4 million, resulting in a pre-tax gain of $7.1 million, or a gain of $4.3 million, net of the tax effect of $2.8 million. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation. Discontinued operations for the six months ended June 30, 2002, consisted solely of the gain on sale of the publications.

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

    Net Income (Loss). The Company reported net income of $0.3 million for the quarter ended June 30, 2003, compared to a net loss of $0.3 million for the quarter ended June 30, 2002. The $0.6 million increase in net income was primarily attributable to higher income from continuing operations of $0.1 million, lower interest expense of $0.2 million, and lower income tax expense of $0.2 million. The Company recorded a net loss of $2.8 million for the six months ended June 30, 2003, compared to net income of $0.4 million for the six months ended June 30, 2002. The $3.2 million decrease in net income was primarily attributable to a decrease in income from continuing operations of $0.3 million and the inclusion in 2002 of the after-tax gain of $4.3 million on the Disposition, partially offset by the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million. The decrease in net income was further attributable to a write-off of deferred offering costs of $2.2 million, partially offset by lower interest expense of $0.6 million and lower income tax expense of $1.5 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities. Net cash provided by operating activities for the six months ended June 30, 2003 decreased by $2.1 million to $9.1 million compared with net cash provided by operating activities of $11.3 million for the six months ended June 30, 2002. The decrease is primarily due to a decrease in income from operations before depreciation and amortization of $1.5 million. The additional $0.6 million decrease is attributable to changes in working capital.

    Cash flows from investing activities. Net cash used in investing activities was $0.7 million for the six months ended June 30, 2003 compared to net cash provided by investing activities of $25.6 million for the six months ended June 30, 2002. The decrease of $26.2 million in cash flows was primarily due to the $26.5 million of proceeds from the Disposition in 2002. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically purchasing community newspapers in contiguous markets and new markets.

    Cash flows from financing activities. Net cash used in financing activities was $6.8 million for the six months ended June 30, 2003 compared to net cash used in financing activities of $36.3 million for the six months ended June 30, 2002. The decrease of $29.5 million in cash flows used was primarily due to a repayment during the quarter ended March 31, 2002 of the Company's Amended Credit Facility resulting from the Disposition proceeds of $26.5 million. The Company's net cash used in financing activities for the six months ended June 30, 2003 reflects payments under LGO's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A, with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

    The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. As of June 30, 2003, the Term Loan B requires principal payments of $0.4 million in 2003, $0.7 million in 2004, $26.9 million in 2005, $35.3 million in 2006 and $8.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Interest expense for the three and six months ended June 30, 2003 was $8.5 million and $17.1 million, respectively, including non-cash interest of $2.0 million and $4.1 million with respect to the Senior Discount Debentures and Senior Debentures and amortization of deferred financing costs of $0.5 million and $0.9 million. The degree to which the Company is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

     As of June 30, 2003, approximately $87.8 million was outstanding under the Amended Credit Facility (without giving effect to $1.5 million of outstanding letters of credit as of such date), the aggregate principal amount of the Notes outstanding was $180.0 million, the aggregate principal amount of the Senior Discount Debentures was $89.0 million and the aggregate principal amount of the Senior Debentures was $3.3 million.

     On July 25, 2003, the Operating Company and LGP entered into an amendment to its Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash on the interest due on the 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009, and to issue debt in lieu of paying cash interest due on the additional debt that was issued in lieu of paying cash interest on the Senior Discount Debentures.

     On July 30, 2003, LGP entered into an agreement, effective August
1, 2003, with Green Equity Investors II, L.P. ("GEI II") and Green Equity Investors III, L.P. ("GEI III"), whereby LGP may, at its option, issue 11 5/8% senior debentures (the "Senior Debentures") to GEI II and GEI III on each interest payment date of the Senior Discount Debentures, in lieu of paying cash interest on the Senior Discount Debentures that are owned by GEI II and GEI III, with an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date under the terms of the Senior Discount Debentures. In addition, LGP may, at its option, issue additional Senior Debentures to GEI II and GEI III on each interest payment date of the Senior Debentures, in lieu of paying cash interest on the Senior Debentures that are owned by GEI II and GEI III, with an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date under the terms of the Senior Debentures. This agreement may be terminated by GEI II and GEI III at any time upon delivery of written notice to LGP at least 30 days prior to the next interest payment date.

     On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that are owned GEI II and GEI III. In conjunction with its election, LGP issued Senior
Debentures to GEI II and III in the amount of $687,003 and $3,335,247, respectively, which will accrue interest at an annual rate of 11 5/8% and become payable on

February 1, 2009. As a result of these agreements, interest due on the Senior Discount Debentures as of June 30, 2003 has been reflected as a long-term liability on the Company's consolidated balance sheet.

    Liquidity. The Company's principal sources of funds will be cash provided by operating activities and borrowings under its revolving credit facility.

    LGP has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, LGP's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its subsidiaries, in particular from Operating Company. The indentures relating to the Notes, Senior Discount Debentures and the Amended Credit Facility and the terms of the Senior Debentures impose upon the Company certain financial and operating covenants, including, among others, requirements that the Company satisfy certain quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio, limitations on capital expenditures and restrictions on the Company's ability to incur debt, pay dividends or take certain other corporate actions.

    Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months. On February 1, 2003, the Company's Senior Discount Debentures reached an accreted value of $89.0 million, which is equivalent to the principal amount of the Senior Discount Debentures at maturity. At this time, the Company began accruing cash interest on the Senior Discount Debentures. On August 1, 2003, the initial semi-annual interest payment date for the Senior Discount Debentures, the Company issued Senior Debentures in lieu of cash interest for the Senior Discount Debentures that are owned by GEI II and GEI III. The Company's obligation to pay cash interest or issue Senior Debentures for the Senior Discount Debentures, or issue additional Senior Debentures in lieu of paying cash interest on the Senior Debentures, that are owned by GEI II and GEI III continues through February 1, 2009, the maturity date of the Senior Discount Debentures and Senior Debentures, respectively. If the Company were to pay the remaining semi-annual interest payments due in cash, the Company's annual cash interest obligations will increase by $10.3 million in each year from 2004 through 2008 and $5.2 million in 2009. If the Company were to issue Senior Debentures to GEI II and GEI III in lieu of cash interest on each semi-annual interest payment date of the Senior Discount Debentures, the Company would be required to pay an additional $40.2 million in principal amount of the Senior Debentures on February 1, 2009.

    On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2.2 million in legal and professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off these costs because LGP decided to postpone its proposed initial public offering.

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

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table reflects a summary of the Company's contractual cash obligations as of June 30, 2003 (in thousands):

                                             2003         2004         2005          2006         2007     THEREAFTER      TOTAL
                                             ----         ----         ----          ----         ----     ----------      -----
9 3/8% senior subordinated notes........   $     --     $     --     $     --     $     --     $     --     $180,000     $180,000
11 5/8% senior discount debentures......         --           --           --           --           --       89,000       89,000
11 5/8% senior debentures ..............         --           --           --           --           --        3,306        3,306
Term Loan B ............................        372          744       26,862       35,320        8,831           --       72,129
Revolving credit facility ..............         --           --       15,667           --           --           --       15,667
Non-compete payments ...................         98          282          282          177          177          229        1,245
Real estate lease payments..............        181          214           92           43            7           --          537
Finder fee payments ....................        125           --           --           --           --           --          125
Other ..................................          3            5           --           --           --           --            8
                                           --------     --------     --------     --------     --------     --------     --------
                                           $    779     $  1,245     $ 42,903     $ 35,540     $  9,015     $272,535     $362,017
                                           ========     ========     ========     ========     ========     ========     ========

RELATED PARTY TRANSACTIONS

    The Company paid $370,000 in management fees for each of the quarters ended June 30, 2003 and 2002 to Leonard Green & Partners, L.P. The Company paid $740,000 in management fees for each of the six months ended June 30, 2003 and 2002 to Leonard Green & Partners, L.P. As of June 30, 2003, the Company is also obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000, which will be paid this year.

    On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III, affiliates of Leonard Green & Partners, L.P. In conjunction with its election, LGP issued Senior Debentures to GEI II and GEI III in the amount of $687,003 and $3,335,247, respectively, which will each accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. See Footnote 8 "Subsequent Events" in the Notes to Unaudited Interim Consolidated Financial Statements for further discussion.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at Operating Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, Operating Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At June 30, 2003, Operating Company had borrowings outstanding of $15.7 million under the revolving credit facility (without giving effect to $1.5 million of outstanding letters of credit as of such date) and $72.1 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.2 million based on the balance outstanding at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    As of June 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

    There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

    None

ITEM 5.  OTHER INFORMATION.

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    10.1 The Third Amendment to Credit Agreement, dated as of July 25, 2003, by and among Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.
    10.2    Form of 11 5/8% Senior Debenture due 2009
    31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

    (1) On April 1, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing its press release announcing financial results for the year ended December 31, 2002.

    (2) On May 23, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing the text of its conference call held on May 16, 2003 related to the Company's financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2003             LIBERTY GROUP PUBLISHING, INC.

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