Form 10-Q
period 2003-09-30
LIBERTY GROUP PUBLISHING INC
filed 2003-11-14
CIK 1056464

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                        COMMISSION FILE NUMBER: 333-46957

                         LIBERTY GROUP PUBLISHING, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                    36-4197635
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                  Identification Number)

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

     The number of shares outstanding of the Company's common stock, par value $0.01 per share, as of November 14, 2003: 2,158,833 shares.

================================================================================

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION
Item 1   Consolidated Financial Statements
         Consolidated Balance Sheets at September 30, 2003 (Unaudited)
            and December 31, 2002...........................................................     3
         Consolidated Statements of Operations for the Three Months and Nine Months Ended
            September 30, 2003 and September 30, 2002 (Unaudited)...........................     4
         Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2003 and September 30, 2002 (Unaudited)...........................     5
         Notes to Unaudited Interim Consolidated Financial Statements.......................     6
Item 2   Management's Discussion and Analysis of Financial Condition and Results of
            Operations......................................................................     9
Item 3   Quantitative and Qualitative Disclosures about Market Risk.........................    15
Item 4   Controls and Procedures............................................................    15
PART II - OTHER INFORMATION
Item 1   Legal Proceedings..................................................................    15
Item 2   Changes in Securities and Use of Proceeds..........................................    16
Item 3   Defaults Upon Senior Securities....................................................    16
Item 4   Submission of Matters to a Vote of Security Holders................................    16
Item 5   Other Information..................................................................    16
Item 6   Exhibits and Reports on Form 8-K...................................................    16
Signatures..................................................................................    17

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                                         2003              2002
                                                                                                     -------------     ------------
                                                                                                      (UNAUDITED)
                                                                                                      (IN THOUSANDS, EXCEPT SHARE
                                                                                                                 DATA)
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................................................................     $   4,300         $   1,696
   Accounts receivable, net of allowance for doubtful accounts of $1,217 and $1,340 at
     September 30, 2003 and December 31, 2002, respectively .....................................        19,670            20,133
   Inventory ....................................................................................         2,371             2,639
   Prepaid expenses .............................................................................         1,987             1,361
   Deferred income taxes ........................................................................         1,713             1,713
   Other current assets .........................................................................           269               326
                                                                                                      ---------         ---------
Total current assets ............................................................................        30,310            27,868
   Property, plant and equipment, net ...........................................................        45,323            48,654
   Goodwill .....................................................................................       185,466           185,447
   Intangible assets, net .......................................................................       227,386           234,317
   Deferred financing costs, net ................................................................         6,324             7,848
   Deferred offering costs ......................................................................            --             1,796
   Other assets .................................................................................           429               395
                                                                                                      ---------         ---------
Total assets ....................................................................................     $ 495,238         $ 506,325
                                                                                                      =========         =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of Term Loan B ...............................................................     $     744         $     744
   Current portion of long-term liabilities .....................................................           414               509
   Accounts payable .............................................................................         2,193             2,036
   Accrued expenses .............................................................................        10,298            14,349
   Deferred revenue .............................................................................         8,502             8,591
                                                                                                      ---------         ---------
Total current liabilities .......................................................................        22,151            26,229
Long-term liabilities:
   Borrowings under revolving credit facility ...................................................        14,938            21,845
   Term Loan B, less current portion ............................................................        71,012            71,756
   Long-term liabilities, less current portion ..................................................           888             1,139
   Senior subordinated notes ....................................................................       180,000           180,000
   Senior discount debentures, redemption value $89,000 .........................................        89,000            88,160
   Interest due on senior discount debentures to affiliates (note 8) ............................         5,449                --
   Deferred income taxes ........................................................................        28,061            29,442
   Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock, $0.01 par value,
     21,000,000 shares authorized, 3,997,485 shares issued and outstanding at September 30, 2003.
     Aggregate involuntary liquidation preference $25 plus accrued dividends ....................       102,394                --
   Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par value, 250,000 shares
     authorized, 115,284 shares issued and outstanding at September 30, 2003 ....................       117,205                --
                                                                                                      ---------         ---------
 Total liabilities ..............................................................................       631,098           418,571
 Mandatorily redeemable preferred stock:
   Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock, $0.01 par value,
     21,000,000 shares authorized, 3,585,978 shares issued and outstanding at December 31, 2002.
     Aggregate involuntary liquidation preference $25 plus accrued dividends ....................            --            91,853
   Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par value, 250,000 shares
     authorized, 107,053 shares issued and outstanding at December 31, 2002 .....................            --           108,837
                                                                                                      ---------         ---------
 Total mandatorily redeemable preferred stock ...................................................            --           200,690
 Stockholders' deficit:
   Common Stock, $0.01 par value, 2,655,000 shares authorized, 2,185,177 shares issued
     and 2,158,833 shares outstanding at September 30, 2003 and December 31, 2002 ...............            22                22
   Additional paid-in capital ...................................................................        16,444            16,444
   Notes receivable .............................................................................          (957)             (970)
   Accumulated deficit ..........................................................................      (151,188)         (128,251)
   Treasury stock at cost, 26,344 shares at September 30, 2003 and December 31, 2002 ............          (181)             (181)
                                                                                                      ---------         ---------
   Total stockholders' deficit ..................................................................      (135,860)         (112,936)
                                                                                                      ---------         ---------
Total liabilities and stockholders' deficit .....................................................     $ 495,238         $ 506,325
                                                                                                      =========         =========


See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           --------------------------    --------------------------
                                                                               2003           2002           2003           2002
                                                                           -----------    -----------    -----------    -----------
REVENUES:
   Advertising ..........................................................  $    35,996    $    36,787    $   106,737    $   109,314
   Circulation ..........................................................        8,219          8,447         24,533         24,985
   Job printing and other ...............................................        2,953          3,242          8,979          9,359
                                                                           -----------    -----------    -----------    -----------
      Total revenues ....................................................       47,168         48,476        140,249        143,658
OPERATING COSTS AND EXPENSES:
   Operating costs ......................................................       22,481         22,798         66,656         67,206
   Selling, general and administrative ..................................       13,892         13,498         39,869         39,813
   Depreciation and amortization ........................................        3,485          4,265         10,648         12,730
   Loss of sale of assets ...............................................          136            333            156            333
                                                                           -----------    -----------    -----------    -----------
Income from continuing operations .......................................        7,174          7,582         22,920         23,576
Interest expense - debt .................................................        8,180          8,301         24,369         25,051
Interest expense - dividends on mandatorily redeemable preferred stock ..        6,500             --          6,500             --
Interest expense - amortization of deferred financing costs .............          466            482          1,363          1,445
Impairment of other assets ..............................................           --            223             --            223
Write-off of deferred offering costs ....................................           --             --          2,221             --
                                                                           -----------    -----------    -----------    -----------
Loss from continuing operations before income taxes and cumulative
   effect of change in accounting principle .............................       (7,972)        (1,424)       (11,533)        (3,143)
Income tax expense (benefit) ............................................         (228)           179         (1,005)           919
                                                                           -----------    -----------    -----------    -----------
Loss from continuing operations before cumulative effect of
   change in accounting principle .......................................       (7,744)        (1,603)       (10,528)        (4,062)
Income from discontinued operations, net of tax .........................           --             --             --          4,342
                                                                           -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of change
   in accounting principle ..............................................       (7,744)        (1,603)       (10,528)           280
Cumulative effect of change
   in accounting principle, net of tax ..................................           --             --             --         (1,449)
                                                                           -----------    -----------    -----------    -----------
Net loss ................................................................       (7,744)        (1,603)       (10,528)        (1,169)
Dividends on mandatorily redeemable preferred stock .....................           --          5,740         12,409         16,700
                                                                           -----------    -----------    -----------    -----------
Net loss available to common stockholders ...............................  $    (7,744)   $    (7,343)   $   (22,937)   $   (17,869)
                                                                           ===========    ===========    ===========    ===========
Earnings (loss) per share:
   Basic and diluted weighted-average shares outstanding ................    2,158,833      2,158,833      2,158,833      2,158,833
   Basic and diluted earnings (loss) per common share:
   Loss from continuing operations before cumulative
       effect of change in accounting principle .........................  $     (3.59)   $     (3.40)   $    (10.62)   $     (9.62)
   Discontinued operations, net of tax ..................................           --             --             --           2.01
   Cumulative effect of change in accounting principle, net of tax ......           --             --             --          (0.67)
                                                                           -----------    -----------    -----------    -----------
   Net loss available to common stockholders per share ..................  $     (3.59)   $     (3.40)   $    (10.62)   $     (8.28)
                                                                           ===========    ===========    ===========    ===========


See accompanying notes to unaudited interim consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     ----------------------
                                                                                       2003          2002
                                                                                     --------      --------
                                                                                          (UNAUDITED)
                                                                                         (IN THOUSANDS)
     Cash flows from operating activities:
           Net loss ............................................................     $(10,528)     $ (1,169)
     Adjustments to reconcile net loss to net cash provided by
           operating activities:
           Depreciation and amortization .......................................       10,648        12,730
           Amortization of deferred financing costs ............................        1,363         1,445
           Accretion of senior discount debentures .............................          840         6,976
           Interest expense due to affiliates on senior discount debentures
               (note 8) ........................................................        5,449            --
           Non-cash compensation ...............................................           13            80
           Deferred taxes ......................................................       (1,381)          556
           Write-off of deferred offering costs ................................        2,221            --
           Loss on sale of assets ..............................................          156           333
           Impairment of other assets ..........................................           --           223
           Gain from sale of discontinued operations, net of tax ...............           --        (4,342)
           Cumulative effect of change in accounting principle, net of tax .....           --         1,449
           Dividends on mandatorily redeemable preferred stock .................        6,500            --
         Changes in assets and liabilities, net of dispositions:
           Accounts receivable, net ............................................          463           713
           Inventory ...........................................................          268           316
           Prepaid expenses and other assets ...................................         (603)         (758)
           Deferred offering costs .............................................         (264)       (1,459)
           Accounts payable ....................................................          157          (218)
           Accrued expenses ....................................................       (4,051)       (1,449)
           Deferred revenue ....................................................          (89)         (139)
                                                                                     --------      --------
     Net cash provided by operating activities .................................       11,162        15,287
                                                                                     --------      --------
     Cash flow from investing activities:
           Purchases of property, plant and equipment ..........................       (1,566)       (1,673)
           Proceeds from sale of publications and assets .......................        1,050        27,021
           Purchase of publication .............................................          (45)           --
                                                                                     --------      --------
      Net cash provided by (used in) investing activities ......................         (561)       25,348
                                                                                     --------      --------
      Cash flows from financing activities:
           Net repayments under amended credit facility ........................       (7,651)      (36,950)
           Payments on long-term liabilities ...................................         (346)         (426)
                                                                                     --------      --------
      Net cash used in financing activities ....................................       (7,997)      (37,376)
                                                                                     --------      --------
      Net increase in cash and cash equivalents ................................        2,604         3,259
      Cash and cash equivalents, at beginning of period ........................        1,696         1,474
                                                                                     --------      --------
      Cash and cash equivalents, at end of period ..............................     $  4,300      $  4,733
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

                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) THE COMPANY AND BASIS OF PRESENTATION

    Liberty Group Publishing, Inc. ("LGP" or "Registrant") and its subsidiaries are a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. The Company (as defined below) owns and operates 302 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest, Northeast and Western United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region. No single display advertiser accounted for greater than 1% of the Company's total revenues during the three and nine months ended September 30, 2003 and 2002.

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

    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying interim consolidated financial statements as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and September 30, 2002 should be read in conjunction with the audited consolidated financial statements of the Company included in LGP's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

    At September 30, 2003, LGP had one stock-based employee compensation plan, which is more fully described in Note 17 of LGP's Form 10-K for the year ended December 31, 2002. LGP accounts for its stock options under the provisions of SFAS No. 123. SFAS No. 123 permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. Under APB 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. LGP has elected to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS No. 123. The following table illustrates the effect on net loss available to common stockholders and net loss per share if LGP had applied the fair-value-based method to all outstanding and unvested awards in each period:

                                                                FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                               ----------------------      ----------------------
                                                                 2003          2002          2003          2002
                                                               --------      --------      --------      --------
Net loss available to common stockholders, as reported ...     $ (7,744)     $ (7,343)     $(22,937)     $(17,869)
Add: Stock-based employee compensation expense included in
  reported net loss available to common stockholders .....           --            --            --            --
Deduct: Stock-based employee compensation expense
  determined under fair-value-based method ...............           (2)           (2)           (6)           (6)
                                                               --------      --------      --------      --------
Pro forma net loss available to common stockholders ......     $ (7,746)     $ (7,345)     $(22,943)     $(17,875)
                                                               ========      ========      ========      ========
Net loss per share:
Basic and diluted - as reported ..........................     $  (3.59)     $  (3.40)     $ (10.62)     $  (8.28)
                                                               ========      ========      ========      ========
Basic and diluted - pro forma ............................     $  (3.59)     $  (3.40)     $ (10.63)     $  (8.28)
                                                               ========      ========      ========      ========

    Under the plan, the exercise price of each option equals the fair value of LGP's common stock, par value $0.01 per share (the "Common Stock"), on the date of grant. There were no stock option grants during the three and nine months ended September 30, 2003 and 2002.

(3) RECLASSIFICATIONS

    Certain amounts in the prior year's unaudited interim consolidated financial statements have been reclassified to conform to the 2003 presentation, which include the transfer of inserting expense and certain postage and delivery costs from selling, general and administrative to operating costs.

    The Company has restated its 2002 interim period consolidated financial information to reflect a revision to its depreciation and amortization expense that resulted from a mathematical error. Previously, the Company had reported depreciation and amortization expense of $4,469 and $13,342, respectively, for the three and nine months ended September 30, 2002. These amounts should have been $4,265 and $12,730, respectively, for the three and nine months ended September 30, 2002.

    The Company previously reported income tax expense of $97 and $674, respectively, for the three and nine months ended September 30, 2002. In connection with the change in depreciation and amortization expense discussed above, the Company's income tax expense for the three and nine months ended September 30, 2002 has been revised to $179 and $919, respectively.

(4) DISCONTINUED OPERATIONS

    The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26,510 (the "Disposition"). The net book value of the assets was $19,393, resulting in a pre-tax gain of $7,117, or a gain of $4,342, net of the tax effect of $2,775. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation. Discontinued operations for the nine months ended September 30, 2002 consisted solely of the gain on sale of these publications.

(5) LOSS PER SHARE

    Loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed based on the weighted-average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because LGP reported a net loss available to common stockholders for the three and nine months ended September 30, 2003 and 2002, potentially dilutive securities have not been included in the shares used to compute net loss available to common stockholders per share.

    Had LGP reported net income for the three and nine months ended September 30, 2003, the weighted-average number of shares outstanding for those periods would have potentially been diluted by 24,125 and 25,700 stock options outstanding during the respective periods, and had LGP reported net income for the three and nine months ended September 30, 2002, the weighted-average number of shares outstanding for those periods would have potentially been diluted by 25,900 and 26,575 stock options outstanding during the respective periods.

    A reconciliation of the amounts used in the basic and diluted loss per share computations is as follows (in thousands, except share and per share data):

                                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------------------------------
                                                                2003                                        2002
                                            ------------------------------------------    -----------------------------------------
                                                                               PER                                          PER
                                                LOSS           SHARES         SHARE           LOSS           SHARES        SHARE
                                            (NUMERATOR)     (DENOMINATOR)     AMOUNT       (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                            -----------     -------------     ------       -----------    -------------    ------
            Loss from continuing
               operations ...............   $    (7,744)                                  $    (1,603)
            Less: mandatorily
            redeemable preferred stock
            dividends ...................   $        --                                   $    (5,740)
            Basic and diluted loss
               from continuing
               operations available
               to common stockholders ...   $    (7,744)       2,158,833     $ (3.59)     $    (7,343)       2,158,833     $(3.40)
                                            ===========      ===========     =======      ===========      ===========     ======

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------------------------------
                                                                2003                                        2002
                                            ------------------------------------------    -----------------------------------------
                                                                               PER                                          PER
                                               LOSS            SHARES         SHARE           LOSS           SHARES        SHARE
                                           (NUMERATOR)      (DENOMINATOR)     AMOUNT       (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                           -----------      -------------     ------       -----------    -------------    ------
            Loss from continuing
               operations ...............   $   (10,528)                                  $    (4,062)
            Less: mandatorily
            redeemable preferred stock
            dividends ...................   $   (12,409)                                  $   (16,700)
            Basic and diluted loss
               from continuing
               operations available
               to common stockholders ...   $   (22,937)       2,158,833     $(10.62)     $   (20,762)       2,158,833     $(9.62)
                                            ===========      ===========     =======      ===========      ===========     ======


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

    Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. Accordingly, the Company's mandatorily redeemable preferred stock has been classified as a liability on the balance sheet as of September 30, 2003. The $6,500 of dividends on the mandatorily redeemable preferred stock for the three months ended September 30, 2003 have been included in operations as additional interest expense for the three and nine-month periods ended September 30, 2003, respectively. In periods prior to July 1, 2003, dividends on mandatorily redeemable preferred stock were reported as an adjustment to net loss to arrive at net loss available to common stockholders.

(8) SENIOR DISCOUNT DEBENTURES TO AFFILIATES

    On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash for the interest due on the 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009, and to issue debt in lieu of paying cash interest due on the additional debt that was issued in lieu of paying cash interest on the Senior Discount Debentures.

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

    On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that are owned by GEI II and GEI
III. In conjunction with its election, LGP issued Senior Debentures to GEI II and III in the amount of $687,003 and $3,335,247, respectively, which will accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. As a result of these agreements, interest due on the Senior Discount Debentures, including the additional Senior Debentures, as of September 30, 2003 has been reflected as a long-term liability on the Company's consolidated balance sheet.

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

    RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

    Total Revenues. Total revenues for the quarter ended September 30, 2003 decreased by $1.3 million, or 2.7%, to $47.2 million from $48.5 million for the quarter ended September 30, 2002. The decrease in total revenues was comprised of a $0.8 million, or 2.2%, decrease in advertising revenues, a $0.2 million, or 2.7%, decrease in circulation revenue, and a $0.3 million, or 8.9%, decrease in job printing and other revenue. In the Company's community newspaper markets, advertising revenues decreased by $0.5 million, primarily due to lower local display and classified advertising; which were partially offset by increases in preprint and national advertising. Outside of the community newspaper markets, the Company's advertising revenues declined by $0.3 million, primarily due to lower classified and display revenue in the Chicago suburban market of $0.2 million and a reduction in non-newspaper related revenues of $0.1 million. The decrease in circulation revenue resulted primarily from a reduction in subscriber levels in certain community markets. The decrease in job printing and other revenue was primarily due to lower commercial volume in the Chicago suburban market. Total revenues for the nine months ended September 30, 2003 decreased by $3.5 million, or 2.4%, to $140.2 million from $143.7 million for the nine months ended September 30, 2002. The decrease in total revenues was comprised of a $2.6 million, or 2.4%, decrease in advertising revenues, a $0.5 million, or 1.8%, decrease in circulation revenue, and a $0.4 million, or 4.1%, decrease in job printing and other revenue. In the Company's community newspaper markets, advertising revenues decreased by $0.4 million, primarily due to lower local display and classified advertising, which were partially offset by increases in preprint and national advertising. Outside of the community newspaper markets, the Company's advertising revenues declined by $2.2 million primarily due to lower classified and display revenue in the Chicago suburban market of $1.5 million and a reduction in non-newspaper related revenues of $0.7 million. The decrease in circulation revenue resulted primarily from a reduction in subscriber levels in certain community newspaper markets. The decrease in job printing and other revenue was primarily due to lower commercial volume in the Chicago suburban market.

    Operating Costs. Operating costs for the quarter ended September 30, 2003 decreased by $0.3 million, or 1.4%, to $22.5 million from $22.8 million for the quarter ended September 30, 2002. The decrease in operating costs was primarily due to reductions in labor of $0.1 million and external services of $0.1 million. Operating costs for the nine months ended September 30, 2003 decreased by $0.5 million, or 0.8%, to $66.7 million from $67.2 million for the nine months ended September 30, 2002. The decrease in operating costs was primarily due to reductions in labor of $0.1 million, external services of $0.2 million and newsprint costs of $0.2 million.

    Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 2003 increased by $0.4 million, or 2.9%, to $13.9 million from $13.5 million for the quarter ended September 30, 2002. The increase in selling, general and administrative expenses was primarily due to higher insurance costs of $0.2 million. Selling, general and administrative expenses for the nine months ended September 30, 2003 increased by $0.1 million, or 0.1%, to $39.9 million from $39.8 million for the nine months ended September 30, 2002. The increase in selling, general, and administrative expenses was primarily due to higher insurance costs of $0.2 million and higher promotion expense of $0.1 million, partially offset by lower compensation of $0.1 million due to a reduction in performance based incentive compensation.

    Depreciation and Amortization. Depreciation and amortization expense for the quarter ended September 30, 2003 decreased by $0.8 million to $3.5 million from $4.3 million for the quarter ended September 30, 2002. During the quarter ended September 30, 2003, the Company recorded $2.3 million in amortization of intangible assets, compared with $3.2 million for the quarter ended September 30, 2002. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $0.8 million resulting from certain non-compete assets that are now fully amortized. Depreciation and amortization expense for the nine months ended September 30, 2003 decreased by $2.1 million to $10.6 million from $12.7 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the Company recorded $7.0 million in amortization of intangible assets, compared with $8.8 million for the nine months ended September 30, 2002. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $1.8 million resulting from certain non-compete assets that are now fully amortized.

    Income from Continuing Operations. Income from continuing operations for the quarter ended September 30, 2003 decreased by $0.4 million, or 5.4%, to $7.2 million from $7.6 million for the quarter ended September 30, 2002. The decrease in income from continuing operations during the quarter ended September 30, 2003 was primarily due to higher selling, general and administrative expense of $0.4 million and lower revenues of $1.3 million, partially offset by lower depreciation and amortization expense of $0.8 million, lower loss on sale of assets of $0.2 million and lower operating costs of $0.3 million. Income from continuing operations for the nine months ended September 30, 2003 decreased by $0.7 million, or 2.8%, to $22.9 million from $23.6 million for the nine months ended September 30, 2002. The decrease was primarily due to lower revenues of $3.4 million, partially offset by lower depreciation and amortization expense of $2.1 million and lower operating costs of $0.6 million.

    EBITDA. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) for the quarter ended September 30, 2003 decreased by $0.9 million, or 8.3%, to $10.7 million from $11.6 million for the quarter ended September 30, 2002. The decrease was primarily due to lower revenues of $1.3 million and higher selling, general and administrative costs of $0.4 million, partially offset by lower operating costs of $0.3 million, lower losses on sales of assets of $0.2 million, and the inclusion in 2002 of a $0.2 million impairment of other assets. EBITDA for the nine months ended September 30, 2003 decreased by $7.7 million, or 19.6%, to $31.3 million, from $39.0 million for the nine months ended September 30, 2002. The decrease was primarily due to lower revenues of $3.4 million and a write-off of deferred offering costs of $2.2 million, partially offset by lower operating costs of $0.6 million. The decrease in EBITDA was further attributable to the inclusion in 2002 of an after-tax gain of $4.3 million on the Disposition (defined below), partially offset by the inclusion in 2002 of both cumulative effect of change in accounting principle related to goodwill and masthead impairment losses of $1.4 million and the impairment of other assets of $0.2 million. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of the Company's operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

    The Company believes that net loss is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net loss to EBITDA for the three and nine months ended September 30, 2003 and 2002:

                                                THREE MONTHS ENDED SEPT 30,     NINE MONTHS ENDED SEPT 30,
                                                ---------------------------     --------------------------
                                                    2003          2002              2003          2002
                                                ------------  -------------     ------------  ------------
     Net loss ...............................     $ (7,744)     $ (1,603)         $(10,528)     $ (1,169)
        Depreciation and amortization .......        3,485         4,265            10,648        12,730
        Interest expense ....................       15,146         8,783            32,232        26,496
        Income tax expense (benefit) ........         (228)          179            (1,005)          919
                                                  --------      --------          --------      --------
     EBITDA .................................     $ 10,659      $ 11,624          $ 31,347      $ 38,976
                                                  ========      ========          ========      ========

    Interest Expense. Interest expense for the quarter ended September 30, 2003 increased by $6.3 million to $15.1 million from $8.8 million for the quarter ended September 30, 2002. The increase in interest expense was due primarily to the reclassification of $6.5 million of dividends on mandatorily redeemable preferred stock as additional interest expense during the quarter ended September 30, 2003 in accordance with SFAS No. 150, partially offset by lower interest rates and less outstanding indebtedness during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 increased by $5.7 million to $32.2 million from $26.5 million for the nine months ended September 30, 2002. The increase in interest expense was due primarily to the reclassification of $6.5 million of dividends on mandatorily redeemable preferred stock as additional interest expense during the quarter ended September 30, 2003 in accordance with SFAS No. 150, partially offset by lower interest rates and less outstanding indebtedness during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

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

    Income Tax Expense (Benefit). Income tax benefit for the quarter ended September 30, 2003 was $0.2 million compared to income tax expense of $0.2 million for the quarter ended September 30, 2002. The decrease of $0.4 million for the quarter ended September 30, 2003 was primarily due to an increase in deferred federal income tax benefit recognized by the Company for the quarter ended September 30, 2003. Income tax benefit for the nine months ended September 30, 2003 was $1.0 million compared to income tax expense of $0.9 million for the nine months ended September 30, 2002. The decrease of $1.9 million for the nine months ended September 30, 2003 was primarily due to an increase in deferred federal income tax benefit recognized by the Company for the nine months ended September 30, 2003.

    Income from Discontinued Operations. The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26.5 million (the "Disposition"). The net book value of the assets was $19.4 million, resulting in a pre-tax gain of $7.1 million, or a gain of $4.3 million, net of the tax effect of $2.8 million. As a result of the sale, the disposition of the property has been accounted for as a discontinued operation. Discontinued operations for the nine months ended September 30, 2002, consisted solely of the gain on sale of the publications.

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

    Net Loss. The Company reported a net loss of $7.7 million for the quarter ended September 30, 2003, compared to a net loss of $1.6 million for the quarter ended September 30, 2002. The increase in net loss was primarily attributable to a decrease in income from continuing operations of $0.4 million, the inclusion of $6.5 million of dividends on mandatorily redeemable preferred stock as additional interest expense in accordance with SFAS No. 150, partially offset by lower income tax expense of $0.4 million, lower other interest expense of $0.1 and the inclusion in 2002 of the impairment of other assets of $0.2 million. The Company recorded a net loss of $10.5 million for the nine months ended September 30, 2003, compared to a net loss of $1.2 million for the nine months ended September 30, 2002. The increase in net loss was primarily attributable to a decrease in income from continuing operations of $0.7 million, the inclusion of $6.5 million of dividends on mandatorily redeemable preferred stock as additional interest expense in accordance with SFAS No. 150 and a write-off of deferred offering costs of $2.2 million, partially offset by lower other interest expense of $0.8 million and lower income tax expense of $1.9 million. The increase in net loss was further attributable to the inclusion in 2002 of the after-tax gain of $4.3 million on the Disposition, partially offset by the inclusion in 2002 of both the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.4 million and the impairment of other assets of $0.2 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities. Net cash provided by operating activities for the nine months ended September 30, 2003 decreased by $4.1 million to $11.2 million compared with net cash provided by operating activities of $15.3 million for the nine months ended September 30, 2002. The decrease is primarily due to a decrease in income from continuing operations before depreciation and amortization of $2.7 million. The additional $1.4 million decrease was primarily attributable to a decrease in accrued expenses, partially offset by a reduction in deferred offering costs.

    Cash flows from investing activities. Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2003 compared to net cash provided by investing activities of $25.3 million for the nine months ended September 30, 2002. The decrease of $25.9 million in cash flows was primarily due to the $26.5 million of proceeds from the Disposition in 2002, partially offset by proceeds from the sale of assets in 2003. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. For the three months and nine months ended September 30, 2003 capital expenditures were $0.6 million and $1.6 million, or 1.1% and 1.3% of revenues, respectively. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically acquiring community newspapers in contiguous markets and new markets.

    Cash flows from financing activities. Net cash used in financing activities was $8.0 million for the nine months ended September 30, 2003 compared to net cash used in financing activities of $37.4 million for the nine months ended September 30, 2002. The decrease of $29.4 million in cash flows used was primarily due to a repayment during the quarter ended March 31, 2002 of the Company's Amended Credit Facility resulting from the Disposition proceeds of $26.5 million. The Company's net cash used in financing activities for the nine months ended September 30, 2003 reflects payments under LGO's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A, with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

    The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. As of September 30, 2003, the Term Loan B requires principal payments of $0.7 million in 2004, $26.9 million in 2005, $35.3 million in 2006 and $8.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

    The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Interest expense for the three and nine months ended September 30, 2003 was $15.1 million and $32.2 million, respectively, including non-cash interest of $2.1 million and $6.3 million, respectively, with respect to the Senior Discount Debentures and Senior Debentures, amortization of deferred financing costs of $0.5 million and $1.4 million, respectively, and dividends on mandatorily redeemable preferred stock of $6.5 million and $6.5 million, respectively. The degree to which the Company is leveraged could have important consequences, including the following:
(1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

    As of September 30, 2003, approximately $86.7 million was outstanding under the Amended Credit Facility (without giving effect to $1.5 million of outstanding letters of credit as of such date), the aggregate principal amount of the Notes outstanding was $180.0 million, the aggregate principal amount of the Senior Discount Debentures (defined below) was $89.0 million and the aggregate principal amount of the Senior Debentures (defined below) was $5.4 million.

    On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash for the interest due on the 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009, and to issue debt in lieu of paying cash interest due on the additional debt that was issued in lieu of paying cash interest on the Senior Discount Debentures.

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

    On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III. In conjunction with its election, LGP issued Senior Debentures to GEI II and III in the amount of $687,003 and $3,335,247, respectively, which will accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. As a result of these agreements, interest due on the Senior Discount Debentures as of September 30, 2003 has been reflected as a long-term liability on the Company's consolidated balance sheet.

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

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following table reflects a summary of the Company's contractual cash obligations, excluding interest, as of September 30, 2003 (in thousands):


                                              2003         2004         2005         2006         2007      THEREAFTER      TOTAL
                                            --------     --------     --------     --------     --------    ----------    --------
     9 3/8% senior subordinated notes ..... $     --     $     --     $     --     $     --     $     --     $180,000     $180,000
     11 5/8% senior discount debentures ...       --           --           --           --           --       89,000       89,000
     11 5/8% senior debentures ............       --           --           --           --           --        5,449        5,449
     Term Loan B ..........................       --          744       26,862       35,320        8,830           --       71,756
     Revolving credit facility ............       --           --       14,938           --           --           --       14,938
     Non-compete payments .................       24          282          282          177          177          229        1,171
     Real estate lease payments ...........       91          214           92           43            7           --          447
     Finder fee payments ..................      125           --           --           --           --           --          125
     Other ................................        1            5           --           --           --           --            6
                                            --------     --------     --------     --------     --------     --------     --------
                                            $    241     $  1,245     $ 42,174     $ 35,540     $  9,014     $274,678     $362,892
                                            ========     ========     ========     ========     ========     ========     ========

RELATED PARTY TRANSACTIONS

    The Company paid $370,000 in management fees for each of the quarters ended September 30, 2003 and 2002 to Leonard Green & Partners, L.P. The Company paid $1,110,000 in management fees for each of the nine months ended September 30, 2003 and 2002 to Leonard Green & Partners, L.P. As of September 30, 2003, the Company is also obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000, which will be paid this year.

    On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III, affiliates of Leonard Green & Partners, L.P. In conjunction with its election, LGP issued Senior Debentures to GEI II and GEI III in the amount of $687,003 and $3,335,247, respectively, which will each accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at Operating Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, Operating Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At September 30, 2003, Operating Company had borrowings outstanding of $14.9 million under the revolving credit facility (without giving effect to $1.5 million of outstanding letters of credit as of such date) and $71.8 million under the Term Loan B. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.2 million based on the balance outstanding at September 30, 2003.

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

    As of September 30, 2003, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: November 14, 2003            LIBERTY GROUP PUBLISHING, INC.

                                   /s/ KENNETH L. SEROTA
                                   ---------------------
                                   Kenneth L. Serota
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors
                                   (principal executive officer)

                                   /s/ DANIEL D. LEWIS
                                   -------------------
                                   Daniel D. Lewis
                                   Chief Financial Officer
                                   (principal financial and accounting officer)