Form 10-K
period 2003-12-31
LIBERTY GROUP PUBLISHING INC
filed 2004-03-30
CIK 1056464

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For The Fiscal Year Ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For The Transition Period From __ To__

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

         The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of March 30, 2004 was 2,158,833, all of which is owned by affiliates of the registrant. There is no public market for the common stock.

================================================================================

                                TABLE OF CONTENTS

                                                             PART I
Disclosure Regarding Forward-Looking Statements......................................................................        1
Item 1.     Business.................................................................................................        1
Item 2.     Properties...............................................................................................        7
Item 3.     Legal Proceedings........................................................................................        7
Item 4.     Submission of Matters to a Vote of Security Holders......................................................        7

                                                             PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters....................................        8
Item 6.     Selected Financial Data..................................................................................        8
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....................       11
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................................       24
Item 8.     Financial Statements and Supplementary Data..............................................................       24
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................       24
Item 9A.    Controls and Procedures..................................................................................       24

                                                            PART III
Item 10.    Directors, Executive Officers and Other Key Employees of the Registrant..................................       25
Item 11.    Executive Compensation...................................................................................       28
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...........       31
Item 13.    Certain Relationships and Related Transactions...........................................................       33
Item 14.    Principal Accountant Fees and Services....................................................................      34

                                                             PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................       35
  (a)       1.  Consolidated Financial Statements....................................................................       35
            2.  Financial Statement Schedules........................................................................       35
  (b)       Reports on Form 8-K......................................................................................       35
  (c)       Exhibits.................................................................................................       35

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) the Company's dependence on local economies and vulnerability to general economic conditions; (2) the Company's substantial indebtedness; (3) the Company's holding company structure;
(4) the Company's ability to implement its acquisition strategy; (5) the Company's competitive business environment, which may reduce demand for advertising; and (6) the Company's ability to attract and retain key employees. See "Risk Factors" beginning on page 20 for a discussion of the above factors and other such factors. For purposes of this annual report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated and has no intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 1. BUSINESS

OVERVIEW

         Liberty Group Publishing, Inc. ("LGP" or "Registrant") is a Delaware corporation formed on January 27, 1998 for the purpose of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company or its subsidiaries ("APC"), a wholly owned subsidiary of Hollinger International Inc. ("Hollinger"). LGP is a holding company for its wholly owned subsidiary, Liberty Group Operating, Inc. ("Operating Company" or "LGO"). The consolidated financial statements include the accounts of LGP and Operating Company and its consolidated subsidiaries (the "Company").

         The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of December 31, 2003, the Company owns and operates 301 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest and Northeast United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region.

         The Company's portfolio of publications is comprised of 65 paid daily newspapers and 127 paid non-daily newspapers. In addition, the Company publishes 109 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

INDUSTRY OVERVIEW

         Newspaper publishing is the oldest and largest segment of the media industry. Although there are several major national newspaper companies, the Company believes that the newspaper publishing industry in the United States is highly fragmented. Most smaller publications are owned and operated by individuals whose newspaper holdings and financial resources are generally limited. Further, the Company believes that relatively few daily newspapers have been established in recent years due to the high cost of starting a daily newspaper operation and building a franchise identity. Moreover, most community markets cannot sustain more than one newspaper.

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

         Newspaper advertising revenues are cyclical and are generally affected by changes in national and regional economic conditions. Classified advertising is the most sensitive to economic cycles because it is driven primarily by the demand for employment, real estate transactions and automotive sales.

OVERVIEW OF OPERATIONS

         GENERAL

         Local Market Focus. As a result of the Company's strategic focus on local content that emphasizes local names and faces; including youth sports, community events, business, politics and entertainment, the Company believes that its newspapers generate reader loyalty, perpetuate their franchise value and represent the most effective means for local advertisers to reach potential customers. Each of the Company's publications is tailored to its market to provide local content that radio, television and large metropolitan newspapers are generally unable to provide on a cost-effective basis because of their broader geographic coverage. The Company's publications have several advantages over metropolitan daily publications, including a lower cost structure, the ability to publish only on their most profitable days (e.g., midweek and one weekend day) and the ability to limit expensive investments in wire services and syndicated feature material. In addition, the Company has relatively low exposure to fluctuations in newsprint prices due to much lower page counts than large metropolitan newspapers, with newsprint expense related to its publications comprising 5% of its total advertising and circulation revenues in 2003.

         Approximately 74% of the Company's advertising revenues were derived from display advertising in 2003 from a broad base of local advertisers. The Company believes that local display advertising revenues at its publications tend to be more stable than the advertising revenues of large metropolitan newspapers because local businesses generally have fewer effective advertising channels through which to reach their customers. The Company also is significantly less reliant than large metropolitan newspapers upon classified advertising, particularly "help wanted," real estate and automotive sections, and national advertising, which are generally more sensitive to economic conditions.

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

         Business Strategy. The Company continuously seeks to utilize its dominant distribution capability in the markets the Company serves to expand its advertising base by targeting new advertisers for its local newspapers and related publications and introducing new products that attract businesses that do not typically advertise in its newspapers. These products include shopping and visitors' guides and niche publications and inserts covering subjects such as children and parenting, employment, health, senior living and real estate, that are of interest to residents of particular geographic areas and members of particular demographic groups. In addition, the Company shares advertising concepts throughout its network of publications, enabling its advertising managers and publishers to implement advertising products and sales strategies that have already been successful in other markets that the Company serves.

         The Company also seeks to continue to improve margins through strategic regional clustering and strict cost controls. The Company has achieved significant operating efficiencies within its network of strategically clustered publications, and the Company believes that, as the Company continues to acquire and integrate additional publications into its network, the Company will be able to realize incremental operating efficiencies and synergies that will position it to continue to improve its operating margins. The Company intends to continue to focus on controlling costs, with a particular emphasis on managing staffing requirements, leveraging production equipment to improve operating efficiencies and reducing newsprint consumption.

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

         The following chart sets forth information for the Company's publications by strategic regional clusters as of December 31, 2003. For purposes of the chart, clusters consist of five or more publications within a reasonably close proximity to each other.

                                                                         NUMBER OF NEWSPAPERS AND OTHER PUBLICATIONS
                                                                   --------------------------------------------------------
                                                                                                   FREE
                                                                   PAID          PAID         CIRCULATION/TMC
                  STRATEGIC REGIONAL CLUSTERS                      DAILY       NON-DAILY       PUBLICATIONS           TOTAL
--------------------------------------------------------------------------------------------------------------- -----------
Baton Rouge region (Louisiana)...............................       0              4                 3                  7
Grand Forks region (North Dakota/Minnesota)..................       2              2                 2                  6
Honesdale region (Pennsylvania)..............................       1              2                 2                  5
Iowa.........................................................       1              4                 4                  9
Kansas City region (Kansas)..................................       2              3                 2                  7
Lake of the Ozarks region (Missouri).........................       3              4                 9                 16
Northern Missouri............................................       5              1                 6                 12
Southern Illinois............................................       6              9                 5                 20
Southern Michigan............................................       3              5                 7                 15
Southwestern Louisiana.......................................       3              1                 2                  6
Southwestern Minnesota.......................................       0              7                 4                 11
Southwestern Missouri........................................       2              3                 6                 11
Southwestern New York/Northwestern Pennsylvania..............       4              3                12                 19
Suburban Chicago.............................................       0             38                 0                 38
*Twin Falls region (Idaho)...................................       2              6                 2                 10
Western Illinois.............................................       5              6                 8                 19
Wichita region (Kansas)......................................       6              4                 7                 17

--------------------
* On February 3, 2004, the Company acquired the daily newspapers in Corning, New York, and Freeport, Illinois and received cash consideration from Lee Enterprises, Inc. in exchange for the Company's daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Hailey, Idaho and Jerome, Idaho (which comprised all of the Twin Falls region).

In 2003, no single strategic regional cluster contributed more than 15% of the Company's total revenues.

         ADVERTISING

         Advertising revenue is the largest component of the Company's total revenues, accounting for approximately 75.8%, 76.2% and 76.2% of its total revenues in 2001, 2002 and 2003, respectively. The Company derives its advertising revenues from display (local department stores, local accounts at national department stores, specialty shops and other retailers), national (national advertising accounts) and classified advertising (employment, automotive, real estate and personals). Its advertising rate structures vary among its publications and are a function of various factors, including local market conditions, competition, circulation, readership and demographics.

         Substantially all of the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company does not rely upon any one company or industry for its advertising revenues. The Company believes, based upon its operating experience, that its advertising revenues tend to be more stable than the advertising revenues of large metropolitan newspapers because its publications rely primarily on local advertising. Local advertising has historically been more stable than national advertising because local businesses generally have fewer effective advertising channels through which to reach their customers. Moreover, the Company is less reliant than large metropolitan newspapers upon classified advertising, particularly "help wanted," real estate and automotive sections, and national advertising, which are generally more sensitive to economic conditions. The contribution of display, classified and national advertising to its total advertising revenues for fiscal years 2001, 2002 and 2003 were as follows:

                                          YEAR ENDED
                                         DECEMBER 31,
                                    ----------------------
                                    2001     2002     2003
                                    ----     ----     ----
Display........................     73.0%    73.9%    74.4%
Classified.....................     24.6     23.5     22.9
National.......................      2.4      2.6      2.7
                                   ------   ------   ------
   Total advertising revenues..    100.0%   100.0%   100.0%

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

         Circulation revenue accounted for approximately 17.0%, 17.3% and 17.3% of its total revenues in 2001, 2002 and 2003, respectively. The vast majority of 2003 circulation revenues were derived from subscription sales. The Company owns and operates 65 paid daily publications that range in circulation from approximately 1,000 to 15,500, and 127 paid non-daily publications that range in circulation from approximately 100 to 27,200. The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. The Company also implements creative and interactive marketing programs and promotions to increase readership through both subscription and single copy sales.

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

         The editorial staff at each of its newspapers typically consists of a managing editor and several assistant editors and field reporters, who identify and report the local news in their communities. As of December 31, 2003, the Company employed approximately 500 full-time editorial personnel and approximately 100 part-time editorial personnel that the Company believes provide the most comprehensive local news coverage in the communities the Company serves.

         PRINTING AND DISTRIBUTION

         The Company operates 49 printing and distribution facilities, including 31 facilities within its 17 strategic regional clusters. The production resources located within each cluster are shared by the publications produced in each region. On average, each of the Company's printing and distribution facilities is responsible for producing six publications. To the extent the Company has excess press capacity at these facilities, the Company provides commercial printing services to third parties, primarily other publishers who do not have a printing press, on a competitive bid basis. The Company also prints other commercial materials, including business cards and invitations, to produce incremental revenue from existing equipment and personnel. Job printing and other revenue accounted for approximately 7.2%, 6.5% and 6.4% of the Company's total revenues in 2001, 2002 and 2003, respectively.

         The Company's newspapers are generally fully paginated utilizing image-setter technology, which allows for design flexibility and high-quality reproduction of color graphics. By clustering its production resources, the Company is able to reduce the operating costs of its newspapers while increasing the quality of its small market newspapers that might not typically otherwise have access to higher quality production facilities. Its consolidated printing and distribution facilities are generally located within 60 miles of its newspapers.

         The distribution of the Company's daily newspapers is typically outsourced to independent, third-party distributors, who also distribute a majority of its weekly and periodic publications. These distributors generally are independent and locally based within each cluster. Some of the Company's TMC publications and weekly publications are also delivered via U.S. mail.

         NEWSPRINT

         Newsprint represents one of the Company's largest costs of producing newspapers. The Company has no long-term contracts to purchase newsprint. Its newspapers purchase a portion of their newsprint directly from paper mills and also make opportunistic spot market purchases within their geographic regions. The Company believes that its purchasing policies have resulted in its publications obtaining favorable newsprint prices. The Company incurred newsprint expense related to its publications of approximately $12.6 million, $9.1 million and $9.3 million in 2001, 2002, and 2003, respectively, net of newsprint consumed by six related publications whose assets were sold on January 7, 2002. The Company has relatively low exposure to fluctuations in newsprint prices due to much lower page counts than large metropolitan newspapers. Newsprint expense related to its publications as a percentage of its total advertising and circulation revenues for 2001, 2002 and 2003 was 7.0%, 5.0% and 5.2%, respectively, net of newsprint consumed by six related publications whose assets were sold on January 7, 2002. The Company also incurred newsprint expense related to job printing and other revenues of approximately $4.5 million, $3.0 million and $2.8 million in 2001, 2002 and 2003, respectively.

         Historically, the price of newsprint has been cyclical and volatile, reaching approximately $682 per short ton in 1996 and as low as $409 per short ton in 1993. The average price of newsprint for December 2003, as reported by Pulp & Paper Week, was approximately $481 per short ton, compared to approximately $436 per short ton in December 2002. The Company seeks to manage the effects of increases in prices of newsprint through a combination of technology improvements, page width and page count reductions, inventory management and advertising and circulation price increases.

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

         EMPLOYEES

         As of December 31, 2003, the Company employs approximately 2,200 full-time employees and approximately 1,200 part-time employees. Approximately 3% of such employees belong to labor unions. The Company has not experienced a strike or work stoppage at any of its newspapers during the past five years, and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

         The Company has 153 operating and production facilities for its publications in the United States. The Company owns 108 of these facilities and leases the remaining 45 for terms ranging from one to five years. These facilities range in size from approximately 1,000 to 55,000 square feet. The Company's executive offices are located in Northbrook, Illinois, where the Company leases approximately 4,900 square feet under a lease terminating in 2006. The Company does not believe any individual property is material to its financial condition or results of operations. The Company believes that its current facilities are in good condition and are suitable and adequate for the purposes for which they are used.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

         There is no public market for the Company's Common Stock. As set forth in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," 1,964,605 shares of Common Stock (91% of the total shares outstanding) are owned by Green Equity Investors II, L.P. ("GEI II") and Green Equity Investors III, L.P. ("GEI III"). The remaining shares of the Common Stock are owned by certain officers and other management personnel of the Company. As of March 30, 2004, there were 13 holders of Common Stock.

DIVIDENDS

         LGP is subject to certain covenants that limit its ability to pay dividends and make other restricted payments. LGP has never paid a cash dividend and does not expect to pay cash dividends in the foreseeable future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2003

                                                                                                         NUMBER OF SECURITIES
                                                                                                        REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO BE                                             FUTURE ISSUANCE UNDER EQUITY
                                ISSUED UPON EXERCISE OF            WEIGHTED-AVERAGE EXERCISE              COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,                PRICE OF OUTSTANDING                (EXCLUDING SECURITIES
         PLAN CATEGORY            WARRANTS AND RIGHTS            OPTIONS, WARRANTS AND RIGHTS           REFLECTED IN FIRST COLUMN)
---------------------------   --------------------------         ----------------------------        -----------------------------
Equity compensation plans
    approved by security
    holders..............                 23,425                           $  5.49                                26,055
Equity compensation plans
    not approved by
    security holders.....                     --                                --                                    --
                                         -------                           -------                                ------
Total....................                 23,425                           $  5.49                                26,055
                                         =======                           =======                                ======

There were no stock option grants during 2003. See Footnote 17 "Stock Option Plan" in the Notes to the Consolidated Financial Statements for further discussion.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company. During January 2002, the Company disposed of the assets of six related publications that the Company acquired in 1999 and, accordingly, the historical operating results of these publications have been reclassified and presented below as a discontinued operation. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the 2003 presentation. The data presented below should be read in conjunction with the consolidated financial statements, including the notes thereto, and with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this annual report on Form 10-K.

                                                                      YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------
                                                        1999         2000         2001        2002          2003
                                                        ----         ----         ----        ----          ----
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND RATIOS)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Advertising...............................        $  120,315   $  145,787  $   147,977  $   146,918  $   143,958
   Circulation...............................            27,052       30,329       33,228       33,353       32,731
   Job printing and other....................            12,309       11,887       13,995       12,560       12,145
                                                     ----------   ----------  -----------  -----------  -----------
Total revenues...............................           159,676      188,003      195,200      192,831      188,834
Operating costs and expenses:
   Operating costs...........................            76,179       90,541       98,607       90,390       89,807
   Selling, general and administrative.......            42,689       52,799       53,764       53,201       54,018
   Depreciation and amortization(1)..........            16,496       19,193       21,315       17,027       13,912
   Loss on sale of assets....................                --           --           --          325          104
                                                     ----------   ----------  -----------  -----------  -----------
Income from continuing operations............            24,312       25,470       21,514       31,888       30,993
Interest expense -  debt.....................            30,818       38,412       38,348       33,236       32,433
Interest expense -  dividends on
   mandatorily redeemable preferred
   stock(3)..................................                --           --           --           --       13,206
Interest expense - amortization of
   deferred financing costs..................             1,495        1,817        2,362        2,271        1,810
Impairment of other assets...................                --           --           --          223           --
Net gain on exchange and disposition of
   properties................................             6,197           --           --           --           --
Write-off of deferred financing costs........                --           --           --           --          161
Write-off of deferred offering costs.........                --           --           --           --        1,935
                                                     ----------   ----------  -----------  -----------  -----------
Loss from continuing operations before
   income taxes, extraordinary
   item and cumulative effect of change
   in accounting principle...................            (1,804)     (14,759)     (19,196)      (3,842)     (18,552)
Income tax expense (benefit).................               295          491        2,004        1,648       (4,388)
                                                     ----------   ----------  -----------  -----------  -----------
Loss from continuing operations
   before  extraordinary item and
   cumulative effect of change in
   accounting principle......................            (2,099)     (15,250)     (21,200)      (5,490)     (14,164)
Income from discontinued operations,
   net of tax................................               513        1,817        1,508        4,269           --
Extraordinary gain on insurance
   proceeds..................................               485           --           --           --           --
Cumulative effect of change in
   accounting principle, net of tax..........                --           --           --       (1,449)          --
                                                     ----------   ----------  -----------  -----------  -----------
Net loss.....................................            (1,101)     (13,433)     (19,692)      (2,670)     (14,164)
Dividends on mandatorily redeemable
   preferred stock...........................           (13,595)     (17,018)     (19,989)     (22,622)     (12,409)
                                                     ----------   ----------  -----------  -----------  -----------
Net loss available
   to common stockholders....................        $  (14,696)  $  (30,451) $   (39,681) $   (25,292) $   (26,573)
                                                     ==========   ==========  ===========  ===========  ===========
Basic and diluted weighted-average
   shares outstanding........................         1,595,923    1,964,876    2,171,381    2,158,833    2,158,833
Loss from continuing operations
   before accounting change and
   extraordinary gain........................        $    (9.83)  $   (16.42) $    (18.97) $    (13.02) $    (12.31)
Net loss available to common
   stockholders per share....................        $    (9.21)  $   (15.50) $    (18.27) $    (11.71) $    (12.31)
                                                     ==========   ==========  ===========  ===========  ===========
STATEMENT OF CASH FLOWS DATA:

Capital expenditures.........................        $    5,687   $    9,654  $     2,715  $     2,496  $     2,249
Net cash provided by
   operating activities......................             8,499       15,734       12,925       24,224       20,701
Net cash provided by (used in)
   investing activities......................           (60,509)     (92,092)      (3,330)      23,954       (3,735)
Net cash provided by (used in)
   financing activities......................            52,845       75,535       (9,157)     (47,956)     (16,626)

OTHER DATA (UNAUDITED):
EBITDA(2)....................................        $   48,003   $   46,480  $    44,337  $    51,512  $    42,809
Ratio of earnings to fixed charges(4)........              0.94         0.63         0.53         0.89         0.61

                                                                                  AS OF DECEMBER 31,
                                                           -------------------------------------------------------------
                                                              1999          2000        2001        2002          2003
                                                              ----          ----        ----        ----          ----
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..............................   $   1,860    $   1,036    $   1,474    $   1,696    $   2,036
Total assets ...........................................     479,160      563,501      543,902      506,325      492,349
Total long-term obligations including current
   maturities (excluding deferred income taxes)(3)......     344,231      402,746      402,689      364,153      582,241
Total mandatorily redeemable
    preferred stock(3) .................................     118,747      158,080      178,080      200,690           --
Stockholders' deficit ..................................     (25,087)     (48,026)     (87,661)    (112,936)    (139,492)

----------------------------

         (1) On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives as of January 1, 2002 for advertiser and subscriber relationship intangible assets were 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly. Customer relationships unrelated to newspapers are amortized over 10 years. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement.

         Prior to the adoption of SFAS No. 142, the Company amortized goodwill and mastheads over 40 years. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The amortization of mastheads was also discontinued because it was determined that the useful life of the mastheads is indefinite.

         The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual or strategic regional clusters of properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

         (2) EBITDA is defined as earnings before interest, taxes, depreciation and amortization as shown in the table below. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of the Company's operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

         The Company believes that net loss is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net loss to EBITDA for the years ended December 31, 1999 - 2003.

                                                                 YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------
                                                1999         2000         2001        2002        2003
                                                ----         ----         ----        ----        ----
                                                                     (IN THOUSANDS)
Net loss.................................   $   (1,101)   $ (13,433)   $ (19,692)   $ (2,670)   $ (14,164)
        Depreciation and amortization ...       16,496       19,193       21,315      17,027       13,912
        Interest expense ................       32,313       40,229       40,710      35,507       47,449
        Income tax expense (benefit) ....          295          491        2,004       1,648       (4,388)
                                            ----------    ---------    ---------    --------    ---------
           EBITDA........................   $   48,003    $  46,480    $  44,337    $ 51,512    $  42,809
                                            ==========    =========    =========    ========    =========

         (3) On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. Accordingly, the Company's mandatorily redeemable preferred stock has been classified as a liability on the balance sheet as of December 31, 2003. The $7,417 and $5,789 of dividends on the Senior Preferred Stock and Junior Preferred

Stock, respectively, for the six months ended December 31, 2003 have been classified as additional interest expense for the year ended December 31, 2003. In the periods prior to July 1, 2003, dividends on Senior Preferred Stock and Junior Preferred Stock were reported as an adjustment to net loss to arrive at net loss available to common stockholders.

         (4) See Exhibit 12 included herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

         The Company's mission is to be the leading local news source in the communities it serves, to provide the most effective means for local advertisers to reach their potential customers and to create shareholder value. In order to achieve its long-term objectives, the Company focuses on generating reader and employee loyalty, expanding local advertising bases and improving margins through regional clustering and strict cost control measures.

         The Company primarily generates revenues from advertising, circulation and job printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for job printing is recognized upon delivery. The Company's operating costs consist primarily of newsprint, labor and delivery costs. The Company's selling general and administrative expenses consist primarily of labor costs.

         The Company's long-term strategy is pursued with a portfolio of properties that serve its customers in print and online. As of December 31, 2003, properties outside the metropolitan areas, also referred to as the community markets, represented 87% of the Company's 301 publications, while the group of publications in the western suburbs of Chicago, also referred to as the Chicago suburban market, accounted for 13% of its publications.

         The community market consists of 65 paid daily newspapers, 89 paid non-daily newspapers and 109 free circulation and "total market coverage," or TMC, publications. The Company has publications in the community markets of 17 states. In 2003, approximately 76% of the community market's revenues were derived from advertising. Of this amount, approximately 61% and 19% resulted from display and classified advertising, respectively. In 2003, approximately 19% of the community market's revenues were from circulation, while the remainder was derived from job printing and other revenues.

         The Chicago suburban market consists of 38 paid non-daily newspapers situated in the western suburbs of Chicago. In 2003, approximately 79% of the Chicago suburban market's revenues were derived from advertising. Of this amount, approximately 50% and 46% resulted from classified and display advertising, respectively. In 2003, approximately 9% of the Chicago suburban market's revenues were from circulation, while the remainder was derived from job printing and other revenues.

         The Company has not had any material acquisitions of publications since December 2000 and did not acquire any publications in 2003. The Company did acquire a printing facility from Midland Communications in 2003. See Note 2 to the Consolidated Financial Statements. On February 3, 2004, the Company acquired daily newspapers in Corning, New York and Freeport, Illinois (and received cash consideration) from Lee Enterprises, Inc. in exchange for daily newspapers in Elko, Nevada and Burley, Idaho and weekly newspapers in Hailey, Idaho and Jerome, Idaho. The Company did not have any dispositions in 2003. On January 7, 2002, the Company disposed of the assets of six related publications (acquired in 1999) in one transaction for proceeds of $26.5 million (the "Disposition").

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated certain revenue and expense items expressed as a percentage of total revenues.

                                                                       YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                               2001             2002             2003
                                                               ----             ----             ----
REVENUES:
   Advertising ........................................           75.8%            76.2%            76.3%
   Circulation ........................................           17.0             17.3             17.3
   Job printing and other .............................            7.2              6.5              6.4
                                                            ----------       ----------       ----------
Total revenues ........................................          100.0            100.0            100.0
OPERATING COSTS AND EXPENSES:
   Operating costs ....................................           50.5             46.9             47.5
   Selling, general and administrative ................           27.6             27.6             28.6
   Depreciation and amortization ......................           10.9              8.8              7.4
   Loss on sale of assets .............................             --              0.2              0.1
                                                            ----------       ----------       ----------
Income from continuing operations .....................           11.0             16.5             16.4
Interest expense - debt ...............................           19.6             17.2             17.2
Interest expense - dividends on mandatorily redeemable
  preferred stock .....................................             --               --              7.0
Interest expense - amortization of deferred financing
  costs ...............................................            1.2              1.2              0.9
Write-off of deferred financing costs .................             --               --              0.1
Write-off of deferred offering costs ..................             --               --              1.0
Impairment of other assets ............................             --              0.1               --
                                                            ----------       ----------       ----------
Loss from continuing operations before
   income taxes and cumulative effect of change
   in accounting principle ............................           (9.8)            (2.0)            (9.8)
Income tax expense (benefit) ..........................            1.0              0.8             (2.3)
                                                            ----------       ----------       ----------
Loss from continuing operations before
   cumulative effect of change in accounting principle           (10.8)            (2.8)            (7.5)
Income from discontinued operations, net of tax .......            0.7              2.2               --
                                                            ----------       ----------       ----------
Loss before cumulative effect of change
   in accounting principle ............................          (10.1)            (0.6)            (7.5)
Cumulative effect of change
   in accounting principle, net of tax ................             --             (0.8)              --
                                                            ----------       ----------       ----------
Net loss ..............................................          (10.1)%           (1.4)%           (7.5)%
                                                            ----------       ----------       ----------

         Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Total Revenues. Total revenues for 2003 decreased by $4.0 million, or 2.1%, to $188.8 million from $192.8 million for 2002. The decrease in total revenues was comprised of a $3.0 million, or 2.0%, decrease in advertising revenues, a $0.6 million, or 1.9%, decrease in circulation revenue, and a $0.4 million, or 3.3%, decrease in job printing and other revenue. In the Company's community newspaper markets, advertising revenues decreased by $0.6 million, primarily due to lower local display advertising of $0.9 million and lower classifieds of $0.5 million, partially offset by increases in display advertising of $0.7 million. Outside of the community newspaper markets, the Company's advertising revenues declined by $1.6 million, primarily due to lower classified advertising revenue of $1.0 million and lower display of $0.6 million. Total revenues also decreased due to a reduction in non-newspaper revenues of $0.8 million. The decrease in circulation revenue resulted primarily from a reduction in subscriber levels in certain community markets. The decrease in job printing and other revenue was primarily due to lower commercial volume in the community and Chicago suburban market.

         Operating Costs. Operating costs for 2003 were $89.8 million, or 47.5% of total revenues, which was a decrease of $0.6 million from 2002, when operating costs were $90.4 million, or 46.9% of total revenues. This decrease was primarily due to reductions in labor of $0.3 million, external services of $0.2 million, and newsprint costs of $0.1 million.

         Selling, General and Administrative. Selling, general and administrative expenses for 2003 increased by $0.8 million to $54.0 million, or 28.6% of total revenues, from $53.2 million for 2002 when selling, general and administrative expenses were 27.6% of total revenues. The increase was primarily due to higher labor and bad debt expense of $0.2 million each and higher advertising and insurance costs of $0.1 million each.

         Depreciation and Amortization. Depreciation and amortization expense for 2003 decreased by $3.1 million to $13.9 million from $17.0 million for 2002. For 2003, the Company recorded $9.1 million in amortization of intangible assets, compared with $11.9 million for the prior year. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $2.8 million resulting from certain non-compete assets that are now fully amortized.

         Income from Continuing Operations. Income from continuing operations for 2003, decreased by $0.9 million, or 2.8%, to $31.0 million from $31.9 million for 2002. The decrease was primarily due to lower revenues of $4.0 million and higher selling, general and administrative expense of $0.8 million, partially offset by lower depreciation and amortization expense of $3.1 million and lower operating costs of $0.6 million.

         Interest Expense. Interest expense for 2003 increased by $12.0 million to $47.5 million from $35.5 million for 2002. The increase in interest expense was due primarily to the classification of $13.2 million of dividends on mandatorily redeemable preferred stock as additional interest expense during 2003, partially offset by lower interest rates and less outstanding indebtedness during 2003 as compared to 2002.

         Write-off of Deferred Financing Costs. As of March 31, 2003, the Company incurred $0.2 million in legal and bank fees associated with a proposed amendment to its Amended Credit Facility (as defined below). On March 31, 2003, the Company wrote off these costs because the Company postponed amending its Amended Credit Facility.

         Write-off of Deferred Offering Costs. On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2.1 million in legal and other professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off these costs because LGP decided to postpone its proposed initial public offering. At December 31, 2003, the Company revised its estimate of costs incurred relating to the postponed initial public offering to $1.9 million.

         Income Tax Expense (Benefit). Income tax benefit for 2003 was $(4.4) million compared to income tax expense of $1.6 million for 2002. The change between years is primarily due to a $5.2 million decrease in the Company's valuation allowance during 2003 based on the Company's assessment of the ultimate realizability of its deferred tax assets as of December 31, 2003.

         Income from Discontinued Operations. The Company disposed of the assets of six related publications (acquired in 1999) in one transaction on January 7, 2002 for $26.5 million (the "Disposition"). The net book value of the assets was $19.4 million, resulting in a pre-tax gain of $7.0 million, or a gain of $4.3 million, net of the related tax effect of $2.7 million. As a result of the sale, the Disposition has been accounted for as a discontinued operation. Discontinued operations for 2002 consisted solely of the gain on the sale of the publications.

         Cumulative Effect of Change in Accounting Principle. Pursuant to the adoption of SFAS No. 142, the Company performed an initial impairment test of its properties in the first quarter of 2002. As a result of this test, the Company determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties on January 1, 2002. As a result, an after-tax goodwill and masthead impairment loss of $1.4 million, or $2.4 million pre-tax, was recorded in 2002 as a cumulative effect of change in accounting principle. The Company performed an impairment test at the end of 2002 and 2003, which indicated that no additional impairment needed to be recorded. The Company will perform its next impairment test at the end of 2004.

         Net Loss. For 2003, the Company recognized a net loss of $(14.2) million compared to a net loss of $(2.7) million for 2002. The increase in net loss was primarily attributable to a decrease in income from continuing operations of $0.9 million, the inclusion of $13.2 million of dividends on mandatorily redeemable preferred stock as additional interest expense in accordance with SFAS No. 150, a write-off of deferred financing costs of $0.2 million and a write-off of deferred offering costs of $1.9 million, partially offset by lower other interest expense of $1.3 million and lower income tax expense of $6.0 million. The increase in net loss was further attributable to the inclusion in 2002 of the after-tax gain of $4.3 million on the Disposition, partially offset by the inclusion in 2002 of both the cumulative effect of change in accounting principle related to goodwill and masthead impairment losses in the amount of $1.5 million and the impairment of other assets of $0.2 million.

         EBITDA. EBITDA, (which is defined as earnings before interest, taxes, depreciation and amortization) for 2003 decreased by $8.7 million, or 16.9%, to $42.8 million from $51.5 million for 2002. The decrease was primarily due to lower revenues of $4.0 million, a write-off of deferred financing costs of $0.2 million, a write-off of deferred offering costs of $2.1 million and higher selling, general and administration costs of $0.8 million, partially offset by lower operating costs of $0.6 million and a lower loss on sale of assets of $0.2 million. The decrease in EBITDA was further attributable to the inclusion in 2002 of an after-tax gain of $4.3 million on the Disposition, partially offset by the inclusion in 2002 of both cumulative effect of change in accounting principle related to goodwill and masthead impairment losses of $1.5 million and the impairment of other assets of $0.2 million. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of the Company's operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

         The Company believes that net loss is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net loss to EBITDA.

                                                                  YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2001        2002        2003
                                                               ----        ----        ----
                                                                     (IN THOUSANDS)
Net loss ..............................................     $  (19,692)  $  (2,670)  $ (14,164)
        Depreciation and amortization .................         21,315      17,027      13,912
        Interest expense ..............................         40,710      35,507      47,450
        Income tax expense (benefit) ..................          2,004       1,648      (4,388)
                                                            ----------   ---------   ---------
           EBITDA .....................................     $   44,337   $  51,512   $  42,809
                                                            ==========   =========   =========

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Total Revenues. Total revenues for 2002 decreased by $2.4 million, or 1.2%, to $192.8 million. The decrease in total revenues for 2002 was comprised of a $1.1 million, or 0.7%, decrease in advertising revenue, a $0.1 million, or 0.4%, increase in circulation revenue and a $1.4 million, or 10.3%, decrease in job printing and other revenue. The advertising and printing revenue decrease was primarily driven by a decrease in classified recruitment and printing revenues of $2.2 million and $1.0 million, respectively, in the Chicago suburban market, as well as the discontinuation of two lower margin print jobs in the Company's community markets, partially offset by an increase in preprint and national advertising revenues of $0.9 million and $0.2 million, respectively.

         Operating Costs. Operating costs for 2002 were $90.4 million, or 46.9% of total revenues, which was a decrease of $8.2 million from 2001, when operating costs were $98.6 million, or 50.5% of total revenues. This decrease was primarily due to a decrease in newsprint costs of $5.0 million, delivery costs of $1.1 million and labor costs of $1.5 million resulting from a reduction in operating staff.

         Selling, General and Administrative. Selling, general and administrative expenses for 2002 decreased by $0.6 million to $53.2 million, or 27.6% of total revenues, from $53.8 million for 2001 when selling, general and administrative expenses were 27.6% of total revenues. The decrease was primarily due to a decrease in labor costs of $1.6 million resulting from reductions in administrative staff, partially offset by higher performance-based incentive compensation of $1.4 million.

         Depreciation and Amortization. Depreciation and amortization expense for 2002 decreased by $4.3 million to $17.0 million from $21.3 million for 2001 as a result of the adoption of SFAS No. 142 on January 1, 2002. For

2002, the Company recorded $11.9 million in amortization of intangible assets compared with $15.3 million for 2001. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The Company also ceased amortization of its mastheads because it determined that the useful life of its mastheads was indefinite. Had SFAS No. 142 been adopted on January 1, 2001, income from continuing operations before income taxes and cumulative effect of change in accounting principle for 2001 would have been increased by $5.7 million had goodwill and mastheads not been amortized and reduced by $1.9 million due to the change in useful lives of advertiser and subscriber relationship intangible assets.

         Income from Continuing Operations. Income from continuing operations increased by $10.4 million from $21.5 million, or 11.0% of total revenues, for 2001 to $31.9 million, or 16.5% of total revenues, for 2002. The increase was primarily driven by decreases in operating costs, selling, general and administration expenses and amortization expense, partially offset by lower revenues.

         Interest Expense. Interest expense decreased by $5.2 million to $35.5 million for 2002 from $40.7 million for 2001. The decrease in interest expense was due to lower interest rates and the reduction of indebtedness resulting from the application of proceeds from the Disposition.

         Income Tax Expense. Income tax expense for 2002 decreased by $0.4 million, to $1.6 million from $2.0 million for 2001. The decrease in income tax expense was due to lower deferred federal and lower current state and local income tax expense.

         Income from Discontinued Operations. Income from discontinued operations was $4.3 million for 2002 compared to $1.5 million for 2001. The Disposition on January 7, 2002 resulted in a pre-tax gain of $7.0 million and an after-tax gain of $4.3 million.

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

         EBITDA. EBITDA for 2002 increased by $7.2 million, to $51.5 million, from $44.3 million for 2001. The increase was primarily due to the inclusion in 2002 of an after-tax gain of $4.3 million on the Disposition, partially offset by the inclusion in 2002 of both cumulative effect of change in accounting principle related to goodwill and masthead impairment losses of $1.4 million and the impairment of other assets of $0.2 million. The increase was also driven by lower newsprint, delivery and labor costs, partially offset by lower revenues, as discussed above. EBITDA as a percentage of total revenues increased from 22.7% to 26.7%. See " -- Year Ended December 31, 2003 Compared to Year Ended December 31, 2002" for a reconciliation of net loss to EBITDA for 2002 and 2001.

RECENT DEVELOPMENTS

         On February 3, 2004, the Company acquired the daily newspapers in Corning, New York, and Freeport, Illinois and received cash consideration from Lee Enterprises, Inc. in exchange for the Company's daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Hailey, Idaho and Jerome, Idaho. The transaction will be accounted for using the purchase method of accounting. The purchase price will be allocated to the assets acquired and the liabilities assumed according to their fair market values at the date of acquisition. The results of operations will be included in the consolidated financial statements from the date of acquisition.

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

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives as of January 1, 2002 for advertiser and subscriber relationship intangible assets were 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly. Customer relationships unrelated to newspapers are amortized over 10 years. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement.

         Prior to the adoption of SFAS No. 142, the Company amortized goodwill and mastheads over 40 years. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The amortization of mastheads was also discontinued because it was determined that the useful life of the mastheads is indefinite.

         The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual or strategic regional clusters of properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. If the fair value is less than the carrying value, then the Company will consider whether a temporary or permanent impairment has occurred based on the specific facts and circumstances associated with the individual, or strategic regional cluster of, properties. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities. Net cash provided by operating activities for the year ended December 31, 2003 decreased by $3.5 million to $20.7 million compared with net cash provided by operating activities of $24.2 million for the year ended December 31, 2002. The decrease is primarily due to a decrease in income from continuing operations before depreciation and amortization of $4.0 million. This decrease was partially offset by a decrease in working capital needs.

         Cash flows from investing activities. Net cash used in investing activities was $3.7 million for the year ended December 31, 2003 compared to net cash provided by investing activities of $24.0 million for the year ended December 31, 2002. The decrease of $27.7 million in cash flows was primarily due to the $26.5 million of proceeds from the Disposition in 2002 and the acquisition of a printing facility from Midland Communications for $2.5 million in 2003. For the year ended December 31, 2003, capital expenditures were $2.2 million, or 1.2% of revenues. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically acquiring community newspapers in contiguous markets and new markets.

         Cash flows from financing activities. Net cash used in financing activities was $16.6 million for the year ended December 31, 2003 compared to net cash used in financing activities of $48.0 million for the year ended December 31, 2002. The increase of $31.4 million in cash flows was primarily due to a repayment during 2002 under LGO's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A., with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility") using the Disposition proceeds of $26.5 million. The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

         The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. The weighted average interest rate for the Amended Credit Facility in 2003 was 4.8%. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. As of December 31, 2003, the Term Loan B requires principal payments of $0.7 million in 2004, $26.9 million in 2005, $35.3 million in 2006 and $8.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

         The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Interest expense for the year ended December 31, 2003 was $47.5 million, including non-cash interest of $8.4 million with respect to the Senior Discount Debentures and Senior Debentures (each defined below), amortization of deferred financing costs of $1.8 million and dividends on mandatorily redeemable preferred stock of $13.2 million. The degree to which the Company is leveraged could have important consequences, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

         As of December 31, 2003, approximately $78.1 million was outstanding under the Amended Credit Facility, the aggregate principal amount of the Notes outstanding was $180.0 million, the aggregate principal amount of the 11 5/8% Senior Discount Debentures due February 1, 2009 (the "Senior Discount Debentures") was $89.0 million and the aggregate principal amount of the Senior Debentures was approximately $7.6 million.

         On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash for the interest due on the Senior Discount Debentures, and to issue debt in lieu of paying cash interest due on the additional debt that was issued in lieu of paying cash interest on the Senior Discount Debentures.

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

         On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III. In conjunction with its election, LGP issued Senior Debentures to GEI II and III in the amount of $687,003 and $3,335,247, respectively, which will accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. As a result of these agreements, the Senior Debentures and the interest due on the Senior Discount Debentures and Senior Debentures as of December 31, 2003 have been reflected as long-term liabilities on the Company's consolidated balance sheet. On February 1, 2004, LGP again issued Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III, this time in the amount of $726,940 and $3,529,106, respectively.

         Liquidity. The Company's principal sources of funds has historically been, and will be, cash provided by operating activities and borrowings under its revolving credit facility.

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

         Management believes that the Company has adequate capital resources and liquidity to meet its borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months. With the revolving credit facility maturing in March 2005, the Company is currently considering various opportunities to refinance or extend the revolving credit facility, to amend the Amended Credit Facility or to enter into a new credit facility. On February 1, 2003, the Company's Senior Discount Debentures reached an accreted value of $89.0 million, which is equivalent to the principal amount of the Senior Discount Debentures at maturity. On February 1, 2003, the Company began accruing cash interest on the Senior Discount Debentures. On August 1, 2003, the initial semi-annual interest payment date for the Senior Discount Debentures, the Company issued Senior Debentures in lieu of cash interest for the Senior Discount Debentures that are owned by GEI II and GEI III. On February 1, 2004, the semi-annual interest payment date for the Senior Discount Debentures and Senior Debentures, the Company again issued Senior Debentures in lieu of cash interest for the Senior Discount Debentures and Senior Debentures that are owned by GEI II and GEI III. The Company's obligation to pay cash interest or issue Senior Debentures for the Senior Discount Debentures, or issue additional Senior Debentures in lieu of paying cash interest on the Senior Debentures, that are owned by GEI II and GEI III continues through February 1, 2009, the maturity date of the Senior Discount Debentures and Senior Debentures, respectively. If the Company were to pay the remaining semi-annual interest payments due on the Senior Discount Debentures in cash, the Company's annual cash interest obligations will increase by $10.3 million in each year from 2004 through 2008 (excluding the effect of the February 1, 2004 issuance of Senior Debentures) and $5.2 million in 2009. If the Company were to issue Senior Debentures to GEI II and GEI III in lieu of cash interest on each semi-annual interest payment date of the Senior Discount Debentures, the Company would be required to pay an additional $40.2 million in principal amount of the Senior Debentures on February 1, 2009.

         On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2.1 million in legal and professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off these costs because LGP decided to postpone its proposed initial public offering. At December 31, 2003, the Company revised its estimate of costs incurred relating to the postponed initial public offering to $1.9 million.

                             CONTRACTUAL OBLIGATIONS

         The following table reflects a summary of the Company's contractual obligations as of December 31, 2003 (in thousands):

                                                       TOTAL       2004       2005       2006       2007       2008     THEREAFTER
                                                     ---------   --------   --------   --------   --------   ---------  ----------
Long-term debt (principal only):
     9 3/8% senior subordinated notes..............  $ 180,000   $     --   $     --   $     --   $     --   $ 180,000  $      --
     11 5/8% senior discount debentures ...........     89,000         --         --         --         --          --     89,000
     11 5/8% senior debentures ....................      4,022         --         --         --         --          --      4,022
     Term Loan B ..................................     71,757        744     26,862     35,321      8,830          --         --
     Revolving credit facility ....................      6,338         --      6,338         --         --          --         --
Operating leases:
     Real estate lease payments ...................      1,113        357        289        283        118          66         --
Other contractual obligations:
     Senior preferred stock (excludes future
       dividends) .................................    106,170         --         --         --         --          --    106,170
     Junior preferred stock (excludes future
       dividends) .................................    120,135         --         --         --         --          --    120,135
     Non-compete payments .........................      1,147        282        282        177        177         121        108
     Finder fee payments ..........................        125        125         --         --         --          --         --
     Accrued interest on senior discount
        debentures and senior debentures
        held by affiliates ........................      3,547         --         --         --         --          --      3,547
                                                     ---------   --------   --------   --------   --------   ---------  ---------
                                                     $ 583,354   $  1,508   $ 33,771   $ 35,781   $  9,125   $ 180,187  $ 322,982
                                                     =========   ========   ========   ========   ========   =========  =========

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not engage in off-balance sheet transactions, arrangements, obligations (including contingent obligations), and other relationships with unconsolidated entities of other persons that may have a material current or future effect on its financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

         In addition, certain other executives were given the opportunity to purchase Common Stock. Under the plan, each executive paid cash for 50% of its stock investment and executed a five year note for the remaining 50%. The Board of Directors approved the forgiveness of these loans including accrued interest, in 3 equal installments in January 1999, 2000, and 2001. LGP has the right to repurchase the Common Stock at the original cost if the executive terminates his employment or is terminated for cause.

         During 2001, LGP repurchased 22,344 shares of Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and approximately $63,000 in cash.

         OTHER RELATED-PARTY TRANSACTIONS

         The Company paid $1.5 million in management fees in 2001, 2002 and 2003, respectively, and $375,000, $350,000 and $0 in other fees in 2001, 2002 and 2003, respectively to Leonard Green & Partners, L.P. The Company is also obligated to pay other fees of $125,000 to Leonard Green & Partners, L.P. at December 31, 2003, which the parties have agreed will be paid in 2004 without any penalty or interest. See Item 13 "Certain Relationships and Related Transactions" for further discussion of this and other transactions.

         On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III, affiliates of Leonard Green & Partners, L.P. In conjunction with its election, LGP issued Senior Debentures to GEI II and GEI III in the amount of $687,003 and $3,335,247, respectively, which will each accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. See "--Liquidity and Capital Resources" for further discussion.

NEW ACCOUNTING PRONOUNCEMENTS

         On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. Accordingly, the Company's mandatorily redeemable preferred stock has been classified as a liability on the balance sheet as of December 31, 2003. The $13.2 million of dividends on the mandatorily redeemable preferred stock for the six months ended December 31, 2003 have been classified as additional interest expense for the year ended December 31, 2003. In periods prior to July 1, 2003, dividends on mandatorily redeemable preferred stock were reported as an adjustment to net loss to arrive at net loss available to common stockholders. The Company anticipates recording $29.0 million of dividends on the mandatorily redeemable preferred stock for the year ended December 31, 2004 as interest expense.

RISK FACTORS FOR INVESTMENT CONSIDERATIONS

         THE COMPANY DEPENDS TO A GREAT EXTENT ON THE ECONOMIES AND THE DEMOGRAPHICS OF THE LOCAL COMMUNITIES THAT IT SERVES AND IS ALSO SUSCEPTIBLE TO GENERAL ECONOMIC DOWNTURNS, WHICH COULD HAVE A MATERIAL IMPACT ON ITS ADVERTISING AND CIRCULATION REVENUES AND ITS PROFITABILITY.

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

         THE COMPANY'S SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT ITS FINANCIAL HEALTH AND REDUCE THE FUNDS AVAILABLE TO IT FOR OTHER PURPOSES.

         The Company has, and intends to continue to have, a significant amount of indebtedness. As of December 31, 2003, the Company had total indebtedness of $582.2 million (including mandatorily redeemable preferred stock). The Company expects to incur additional indebtedness to fund operations, capital expenditures or future acquisitions. The Company's substantial indebtedness could adversely affect its financial health in the following ways:

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

         LGP IS A HOLDING COMPANY, AND ITS ACCESS TO THE CASH FLOW OF ITS SUBSIDIARIES IS SUBJECT TO RESTRICTIONS IMPOSED BY ITS INDEBTEDNESS.

         LGP is a holding company for its wholly-owned subsidiary, LGO, and LGP does not have and may not in the future have any assets other than the common stock of LGO. LGO conducts its operations through its subsidiaries. LGO's available cash will depend upon the cash flow of its subsidiaries and the ability of its subsidiaries to make funds available to LGO in the form of loans, dividends or otherwise. LGO is a party to an indenture governing the Notes and Amended Credit Facility, each of which imposes substantial restrictions on LGO's ability to pay dividends to LGP. Any payment of dividends will be subject to the satisfaction of certain financial conditions set forth in the indentures related to the Notes and the Amended Credit Facility. The ability of LGO and its subsidiaries to comply with these conditions may be affected by events that are beyond LGP's control. The breach of these conditions could result in a default under the indentures governing the Notes and the Amended Credit Facility, and in the event of any such default, the holders of the Notes and/or the lenders under the Amended Credit Facility could elect to accelerate the maturity of all the Notes or the loans under the Amended Credit Facility. If the maturity of the Notes or the loans under the Amended Credit Facility were to be accelerated, all such outstanding debt would be required to be paid in full before LGO or its subsidiaries would be permitted to distribute any assets or cash to LGP. Future borrowings by LGO are likely to contain restrictions or prohibitions on the payment of dividends by LGO and its subsidiaries to it.

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

         The Company may not be able to successfully manage acquired newspapers and publications or improve its business, results of operations or financial condition from these acquired operations. If the Company is unable to successfully implement its acquisition strategy or address the risks associated with acquisitions, or if the Company encounters unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, its growth and ability to compete may be impaired, it may fail to achieve acquisition synergies and it may be required to focus resources on integration of operations rather than more profitable areas. In addition, the Company may compete for certain acquisition targets with companies having greater financial resources than it. The Company anticipates that it will finance acquisitions through cash provided by operating activities and borrowings under its revolving credit facility, which would reduce its cash available for other purposes, including the repayment of indebtedness.

         THE COMPANY'S BUSINESS MAY SUFFER IF THERE IS A SIGNIFICANT INCREASE IN THE PRICE OF NEWSPRINT OR A REDUCTION IN THE AVAILABILITY OF NEWSPRINT.

         The basic raw material for newspapers is newsprint. In 2003, the Company's newsprint consumption related to its publications totaled approximately $9.3 million, which was 5.2% of its total advertising and circulation revenues. The Company also incurred newsprint expense related to job printing and other of approximately $2.8 million in 2003. The Company has no long-term contracts to purchase newsprint. The Company's inability to obtain an adequate supply of newsprint in the future could have a material adverse effect on its ability to produce its publications. Historically, the price of newsprint has been cyclical and volatile, reaching approximately $682 per short ton in 1996 and as low as $409 per short ton in 1993. The average price of newsprint for December 2003, as reported by Pulp & Paper Week, was approximately $481 per short ton, compared to approximately $436 per short ton in December 2002. Significant increases in newsprint costs could have a material adverse effect on the Company's financial condition and results of operations. See Item 1. "Business -- Newsprint."

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

         The success of the Company's business is heavily dependent on its ability to retain its current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and the Company may not be able to retain its personnel. The Company has not entered into employment agreements with its key personnel, other than with Mr. Serota, and these individuals may not continue in their present capacity with the Company for any particular period of time. The Company does not have key man insurance for any executive officers or key personnel. The loss of any senior executive officer would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. The Company's inability to find a replacement for any departing executive officer on a timely basis could adversely affect its ability to operate and grow its business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at the Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, the Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At December 31, 2003, the Company had borrowings outstanding of approximately $6.3 million under the revolving credit facility and approximately $71.8 million under the Term Loan B. The weighted average interest rate for the Amended Credit Facility in 2003 was 4.8%. A hypothetical 100 basis point change in interest rates would impact annual interest expense by approximately $0.8 million based on the amount outstanding at December 31, 2003. For additional information regarding the Company's Amended Credit Facility, see
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Newsprint is a commodity subject to supply and demand market conditions. See Item 1 "Business - Newsprint" for further discussion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information in response to this Item 8 is included in the consolidated financial statements and notes thereto, and related Independent Auditors' Report, appearing on pages 41-63 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

         As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

         The following table sets forth the name, age and position of LGP's directors, executive officers and other key employees as of March 30, 2004:

                  NAME                       AGE                       POSITION
                  ----                       ---                       --------
EXECUTIVE OFFICERS AND DIRECTORS:
Kenneth L. Serota.......................      42   President, Chief Executive Officer and Chairman of the
                                                   Board of Directors
Daniel D. Lewis.........................      41   Chief Financial Officer
Scott T. Champion.......................      44   Executive Vice President, Chief Operating Officer --
                                                   Community Division and Director
Gene A. Hall............................      52   Senior Vice President
Randy Cope..............................      43   Executive Vice President
Kelly Luvison...........................      44   Executive Vice President
Joe McAdams.............................      60   Director
Peter J. Nolan..........................      45   Director
Jonathan A. Seiffer.....................      32   Director

KEY EMPLOYEES:
Theodore G. Mike........................      57   Vice President-- Eastern Region
Gerald R. Smith.........................      55   President-- Liberty Group Suburban Newspapers, Inc.

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

         RANDALL W. COPE is LGP's Executive Vice President responsible for newspaper operations in Missouri, Kansas, Louisiana and Arkansas. Mr. Cope held the position of Vice President from December 1998 until he was named LGP's Executive Vice President in April 2002. Mr. Cope also oversees the Company's national classified advertising network. From 1995 to 1998, Mr. Cope was regional manager and publisher of the Northwest Arkansas Times in Fayetteville, Arkansas, which was owned by APC. Mr. Cope has 20 years of experience covering all areas of newspaper operations.

         KELLY M. LUVISON is LGP's Executive Vice President responsible for newspaper operations in western New York, Pennsylvania and West Virginia. Mr. Luvison served as regional manager for the Company since January 1998, was appointed a Vice President in January 2000 and Executive Vice President in April 2002. Prior to January 1998, Mr. Luvison was a regional manager for APC. Since 1996, Mr. Luvison has been publisher of the Evening Tribune in Hornell, New York, a newspaper the Company currently owns, and recently became the publisher of The Corning (NY) Leader, acquired by the Company on February 2, 2004, each in addition to his duties as a regional manager and Vice President.

         JOE McADAMS has been a Director since February 2004. Mr. McAdams has served as President and Chief Executive Officer of Affinity Group Holdings Co. and Affinity Group, Inc., a member-based direct marketing organization primarily engaged in selling club memberships and publications, since 1991. Prior thereto and since December 1998, Mr. McAdams was President of Adams Publishing Corporation, a newspaper and magazine publishing company. From October 1987 through November 1988, Mr. McAdams was President and Publisher of Southern California Publishing Co. Prior to October 1987 and since 1961, Mr. McAdams has held various management positions with publishing and direct marketing companies. Mr. McAdams currently serves on the Board of Directors of Manufactured Home Communities, Inc. and Affinity Group Holdings Co.

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

         JONATHAN A. SEIFFER has been a Director since January 1998. Mr. Seiffer has been a partner of Leonard Green & Partners, L.P. since 1999. From 1994 through 1999, Mr. Seiffer was a Vice President and Associate of Leonard Green & Partners, L.P. Prior to joining Leonard Green & Partners, L.P., Mr. Seiffer was a member of the corporate finance department of DLJ. Mr. Seiffer is also a director of Diamond Triumph Auto Glass, Inc., Dollar Financial Corp. and several private companies.

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

         LGP's audit committee is currently comprised of Messrs. Nolan, Seiffer and Serota and is charged with the following responsibilities:

         - the engagement, oversight and compensation of the Company's independent public accountants;

         - reviewing the plan, scope and results of the annual audit to be conducted by the Company's independent public accountants;

         - pre-approving services provided to the Company by its independent public accountants;

         - meeting periodically with the Company's independent public accountants and its Chief Financial Officer to review matters relating to its consolidated financial statements, its accounting principles and its system of internal accounting controls; and

         - reporting its recommendations as to the approval of the Company's consolidated financial statements to the board of directors.

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

AUDIT COMMITTEE FINANCIAL EXPERT

         The Board of Directors has determined that the Audit Committee does not have an "audit committee financial expert" as that term is defined by the applicable rules and regulations of the Securities and Exchange Commission. However, the Board of Directors believes that each of the members of the Audit Committee have sufficient financial expertise and experience to effectively and competently discharge such director's responsibilities and duties as a member of the Audit Committee.

CODE OF BUSINESS CONDUCT AND ETHICS

         The Company has adopted a Code of Business Conduct and Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and all of its other employees. The Code of Business Conduct and Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the cash and non-cash compensation paid to LGP's chief executive officer and each of the four other most highly compensated executive officers of LGP who earned more than $100,000 in salary and bonus during 2003 (each a named executive officer and, collectively, the named executive officers):

SUMMARY COMPENSATION TABLE

                                                                   ANNUAL COMPENSATION
                                                     -----------------------------------------------------
                                                     FISCAL
NAME AND POSITION                                     YEAR              SALARY ($)               BONUS ($)
-----------------                                    ------             ----------               ---------
Kenneth L. Serota................................     2003               505,500                 150,000
    President and CEO                                 2002               478,008                 675,000
                                                      2001               455,500                      --

Scott T. Champion................................     2003               205,500                  50,000
    Executive Vice President, Chief Operating         2002               204,500                 245,000
    Officer - Community Division                      2001               171,654                  30,000

Gene A. Hall.....................................     2003               150,500                  19,300
    Senior Vice President - Midwestern                2002               130,500                  75,000
    Region                                            2001               150,500                  30,000

Randall W. Cope..................................     2003               160,500                  70,000
    Executive Vice President - Missouri,              2002               150,500                  70,000
    Kansas and Arkansas                               2001               150,500                  25,000

Daniel D. Lewis..................................     2003               140,500                  20,000
    Chief Financial Officer                           2002               130,500                  55,000
                                                      2001               117,308                  25,000

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND STOCK OPTION YEAR-END VALUE

         The following table sets forth, for each of LGP's named executive officers, information regarding the number of shares of Common Stock underlying stock options held at December 31, 2003. Options to purchase shares of Common Stock were not granted to, or exercised by, any named executive officer during 2003. None of the outstanding unexercised options at December 31, 2003 held by named executive officers was in-the-money.

                                                            NUMBER OF SECURITIES UNDERLYING
                                                        UNEXERCISED OPTIONS AT DECEMBER 31, 2003
                   NAME                                      EXERCISABLE       UNEXERCISABLE
                   ----                                      -----------       -------------
Kenneth L. Serota..........................                        --               --
Scott T. Champion..........................                        --               --
Gene A. Hall...............................                        --               --
Randall W. Cope............................                        --               --
Daniel D. Lewis............................                     1,000               --

COMPENSATION OF DIRECTORS

         Individuals who are officers of LGP and LGO, Messr. McAdams, as well as Messrs. Seiffer and Nolan (each of whom is a partner of Leonard Green & Partners, L.P.), do not receive any compensation directly for their service on LGP's and LGO's boards of directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Nolan, Mr. Seiffer and Mr. Serota, who also serves as the President and Chief Executive Officer of the Company, served on LGP's compensation committee during the last fiscal year. LGP provided Mr. Serota a loan in the principal amount of $250,000 in January 1998, which, together with all accrued interest, was forgiven on a pro rata daily basis from January 1, 1998 to January 1, 2001. LGP also provided Mr. Serota with three additional loans on August 11, 2000, in the principal amounts of $250,000, $225,947 and $121,663. The $250,000 loan was used by Mr. Serota to purchase 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock, while the $225,947 and $121,663 loans were used by Mr. Serota to purchase an aggregate of 23,174 shares of Common Stock. Each of these loans accrues interest at a rate of 6.22% per annum until each loan matures. LGP is required to forgive the $250,000 loan, including all accrued interest, under certain circumstances. The $225,947 and $121,663 loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold. See Item 13. "Certain Relationships and Related Transactions." Messrs. Nolan and Seiffer are partners in Leonard Green & Partners, L.P., which acts as the manager under the management services agreement. See Item 13. "Certain Relationships and Related Transactions."

         None of the Company's executive officers currently serves, or in the past, has served, on the board of directors or compensation committee of any other company that has one or more executive officers serving on the Company's board of directors or compensation committee.

EMPLOYMENT AGREEMENT

         Amended and Restated Employment Agreement

         LGP, LGO and Kenneth Serota (and GEI I and GEI II for limited purposes therein) entered into an employment agreement, effective as of January 1, 2003, whereby Mr. Serota agreed to serve as President, Chief Executive Officer and Chairman of LGP, LGO and all of LGP's subsidiaries for a period ending on January 1, 2006 and for additional successive one-year periods thereafter, unless either LGO or Mr. Serota gives notice to the other 180 days prior to the end of the current employment term that such term shall not be so extended. For the term of the employment agreement, Mr. Serota shall also serve as a member of each of LGP's and LGP's subsidiaries' board of directors and executive or similar committees that have executive functions or responsibilities. Upon termination of the employment agreement for any reason, Mr. Serota will be entitled to all earned and unpaid compensation through the date of such termination, which does not include any portion of his bonus unless otherwise noted therein. The employment agreement also provides, subject to certain exceptions, that (a) upon a termination of Mr. Serota's employment during the term thereof by LGO without "cause" or by Mr. Serota for "good reason," including a "change of control," each as defined therein, LGO will pay Mr. Serota an amount equal to two years' base salary (or three years' base salary after a change of control) and a pro rata portion of his annual bonus, or (b) upon a termination due to the death or disability, as defined therein, of Mr. Serota, LGO will pay a pro rata portion of his annual bonus. Mr. Serota has no duty to mitigate any amounts owed resulting from the termination of his employment agreement.

         Mr. Serota will receive (1) an annual base salary of $500,000 until the end of the term, subject to any increase in salary granted by LGO's board of directors, (2) a bonus, based on the attainment of realistic applicable performance standards agreeable to LGO and Mr. Serota, including standards based on revenue growth, EBITDA growth, completion of reasonably acceptable acquisitions and growth of acquired properties (such performance standards to be approved by the compensation committee or a subcommittee thereof) (3) those benefits generally available to LGO's employees, including life insurance, health insurance, deferred compensation and profit sharing, (4) payment for business-related organizational or association memberships, and (5) an automobile allowance of $800 per month.

         Additionally, the employment agreement provided for, upon consummation of the initial public offering, which has since been postponed (1) all repurchase rights related to certain equity securities owned by Mr. Serota pursuant to Mr. Serota's previous employment agreement, dated as of November 21, 1997, as amended, will be terminated, and (2) Mr. Serota will receive (a) 200,000 shares of Common Stock pursuant to an incentive award plan and a restricted stock agreement, and (b) a number of shares of Common Stock equal to the result of (x) $1,000,000 divided by (y) the median of the range of the expected initial public offering price per share of the Common Stock set forth in the Registration Statement immediately prior to the effective date of the initial public offering.

COMPENSATION PLANS

         Defined Contribution Plan

         The Company maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. The Company recorded approximately $296,000, $0 and $0 in expenses related to the plan in 2001, 2002 and 2003, respectively.

         Stock Option Plan

         Effective February 1999, the Company adopted the Liberty Group Publishing, Inc. 1999 Stock Option Plan under which certain employees may be granted options to purchase shares of its Common Stock. LGP reserved an aggregate of 77,480 shares of Common Stock for issuance under this plan, of which options to acquire 23,425 shares were issued and outstanding with a weighted average exercise price of $5.49 per share as of December 31, 2003. There were no stock option grants during 2001, 2002 and 2003. Under the plan, the Company has granted incentive stock options to certain of its employees and non-qualified stock options to certain of its publishers and corporate employees. Stock options may be exercised only to the extent they have vested in accordance with the provisions described in individual option award agreements. Generally, options vest under the incentive stock option awards on the first anniversary of the grant date. Generally, options vest under the non-qualified stock option awards for publishers with respect to 50% of the shares on the third anniversary of the grant date and with respect to the remaining 50% on the eighth anniversary of the grant date. However, the vesting period for the remaining 50% may be accelerated if certain financial targets are met. Generally, options vest under the non-qualified stock option awards for corporate employees on the third anniversary of the grant date.

         Deferred Compensation Plans

         The Company maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

         The Company maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan, a non-qualified deferred compensation plan for the benefit of certain designated publishers of its newspapers. Under the publishers' plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula that is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the publishers' plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the publishers' plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $146,000, $169,000 and $159,000 of compensation expense related to the plan in 2001, 2002 and 2003, respectively.

         The Company maintains the Liberty Group Publishing, Inc. Executive Benefit Plan, a non-qualified deferred compensation plan for the benefit of certain of its key employees. Under the executive benefit plan, the Company credits an amount, determined in its sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the executive benefit plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the executive benefit plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $61,000, $61,000 and $77,000 of compensation expense related to the plan in 2001, 2002 and 2003, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table provides summary information regarding the beneficial ownership of shares of Common Stock as of March 30, 2004. Beneficial ownership of shares is determined under the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of Common Stock held by them. Unless otherwise noted, the address for each of the stockholders listed below is c/o Liberty Group Publishing, Inc., 3000 Dundee Road, Suite 203, Northbrook, Illinois 60062.

                                                                                                      NUMBER
                       NAME AND ADDRESS OF BENEFICIAL OWNERS                                         OF SHARES       % OWNED
--------------------------------------------------------------------------------------------         ---------       -------
Green Equity Investors II, L.P..............................................................         1,440,000          67%
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Green Equity Investors III, L.P.............................................................           524,605          24
Green Equity Investors Side III, L.P
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Peter J. Nolan (1)(2).......................................................................         1,964,605          91
11111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Jonathan A. Seiffer (1)(2)..................................................................         1,964,605          91
1111 Santa Monica Boulevard
Suite 2000
Los Angeles, CA 90025

Kenneth L. Serota...........................................................................            93,746           4

Scott T. Champion...........................................................................            22,344           1

Gene A. Hall................................................................................            22,344           1

Randall W. Cope.............................................................................            10,725           *

Kelly M. Luvison............................................................................             5,586           *

Daniel D. Lewis (3).........................................................................             1,000           *

All directors and executive officers as a group (9 persons) (4).............................         2,124,936          98%

------------------------

* Less than one percent.

(1) The shares shown as beneficially owned by Messrs. Nolan and Seiffer represent 1,440,000 shares owned of record by Green Equity Investors II, L.P., or GEI II. GEI II is a Delaware limited partnership managed by Leonard Green & Partners, L.P., which is an affiliate of the general partner of GEI II. Each of Jonathan D. Sokoloff, John G. Danhakl, Peter
         J. Nolan, Jonathan A. Seiffer, John M. Baumer and James D. Halper, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Leonard Green & Partners, L.P. and such general partner. Leonard Green & Partners, L.P. and such general partner may be deemed to control the voting and disposition of the shares of Common Stock owned by GEI II. As such, Messrs. Nolan and Seiffer may be deemed to have shared voting and investment power with respect to all shares held by GEI II. However, such individuals disclaim beneficial ownership of the securities held by GEI II, except to the extent of their respective pecuniary interests therein.

(2) The shares shown as beneficially owned by Messrs. Nolan and Seiffer represent 524,605 shares owned of record by Green Equity Investors III, L.P., or GEI III. GEI III is a Delaware limited partnership managed by Leonard Green & Partners, L.P., which is an affiliate of the general partner of GEI III. Green Equity Investors Side III, L.P. ("GEI Side") is a Delaware limited partnership with the same general partner and manager as GEI III, and which invests in tandem with GEI III, with GEI Side's investments representing less than 1% of the amount invested in each transaction. Accordingly, references to GEI III herein include references to GEI Side. Each of Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan, Jonathan A. Seiffer, John M. Baumer and James D. Halper, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Leonard Green & Partners, L.P. and the general partner of GEI III and GEI Side. Leonard Green & Partners, L.P. and such general partner may be deemed to control the voting and disposition of the shares of Common Stock owned by GEI III and GEI Side. As such, Messrs. Nolan and Seiffer may be deemed to have shared voting and investment power with respect to all shares held by GEI III and GEI Side. However, such individuals disclaim beneficial ownership of the securities held by GEI III, except to the extent of their respective pecuniary interests therein.

(3) Includes 1,000 shares of Common Stock issuable upon the exercise of options.

(4)      Includes the shares of Common Stock referred to in notes 1 and 2 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO CHIEF EXECUTIVE OFFICER

         Pursuant to a previous employment agreement, LGP provided Mr. Serota a loan in the principal amount of $250,000 in January 1998, which, together with all accrued interest, was forgiven on a pro rata daily basis from January 1, 1998 to January 1, 2001. LGP also provided Mr. Serota with three additional loans on August 11, 2000, in the principal amounts of $250,000, $225,947 and $121,663. The $250,000 loan was used by Mr. Serota to purchase an aggregate of 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock, while the $225,947 and $121,663 loans were used by Mr. Serota to purchase an aggregate of 23,174 shares of Common Stock. Each of these loans accrues interest at a rate of 6.22% per annum until each loan matures. LGP is required to forgive the $250,000 loan, including all accrued interest, under certain circumstances. The $225,947 and $121,663 loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold.

MANAGEMENT SERVICES AGREEMENT

         On April 18, 2000, LGO entered into a management services agreement with Leonard Green & Partners, L.P., an affiliate of each of GEI II and GEI III, which acts as the manager under the agreement. The management services agreement provides that the manager will provide management, consulting and financial planning services and transaction-related financial advisory and investment banking services to LGO. The manager receives an annual fee of approximately $1.5 million as compensation for its management, consulting and financial planning services, which is payable in equal monthly installments and is subordinated in right of payment to the Notes, the Debentures and the Amended Credit Facility. The annual fee is recorded by the Company as selling, general and administrative expense within the consolidated statements of operations. The manager also receives reasonable and customary fees for transaction-related services and is reimbursed for out-of-pocket expenses. The management services agreement terminates on January 27, 2010.

         The Company paid $1.5 million in management fees in 2001, 2002 and 2003, respectively, and $375,000, $350,000, and $0 in other fees in 2001, 2002, and 2003, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000 at December 31, 2003, which the parties have agreed will be paid in 2004 without any penalty or interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as the Company's independent public accountants for the fiscal years ended December 31, 2002 and 2003. The Company's audit committee has pre-approval policies and procedures in place that require it to approve all professional services of KPMG LLP prior to the rendering of such services.

Audit Fees. The aggregate audit fees of KPMG LLP for professional services rendered in connection with the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q were approximately $375,000 and $365,000 for the fiscal years ended December 31, 2002 and 2003, respectively.

Audit Related Fees. The aggregate audit related fees billed by KPMG LLP for professional services rendered in connection with the Company's proposed initial public offering of common stock were approximately $200,000 and $75,000 during the fiscal years ended December 31, 2002 and 2003, respectively. On March 31, 2003, the Company postponed its initial public offering of common stock. The aggregate audit related fees billed by KPMG LLP for professional services rendered in connection with the audit of the Company's 401(k) plan was approximately $23,000 during each of the fiscal years ended December 31, 2002 and 2003.

Tax Fees. The aggregate tax fees billed by KPMG LLP for tax compliance, tax advice, and tax planning professional services were approximately $15,000 and $0 during the fiscal years ended December 31, 2002 and 2003.

All Other Fees. KPMG LLP did not provide any other professional services during the fiscal years ended December 31, 2002 and 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Consolidated Financial Statements.

     Independent Auditors' Report.

     Consolidated Balance Sheets as of December 31, 2002 and 2003.

     Consolidated Statements of Operations for the years ended December 31, 2001, 2002, and 2003.

     Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2001, 2002, and 2003.

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002, and 2003.

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

(c)      Exhibits.

     The exhibits filed as a part of this report are listed in the following
     Exhibit Index.

                                INDEX TO EXHIBITS

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

 EXHIBIT
   NO.                                   ITEMS
--------                                 -----
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

EXHIBIT
   NO.                                 ITEMS
-------                                -----
*10.9        Management Stock Purchase Agreement, dated as of December 15, 2000,                 Incorporated by reference to
             between Liberty Group Publishing, Inc., Green Equity Investors II,                  Exhibit 10.9 included on the
             L.P., Green Equity Investors III, L.P. and Scott T. Champion.                       Company's 2000 10-K.

 10.10       Management Stock Purchase Agreement, dated as of December 15, 2000,                 Incorporated by reference to
             between Liberty Group Publishing, Inc., Green Equity Investors II,                  Exhibit 10.10 included on the
             L.P., Green Equity Investors III, L.P. and Gene A. Hall.                            Company's 2000 10-K.

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

 10.15       Guarantor Pledge and Security Agreement dated as of January 27, 1998                Incorporated by reference to
             among Liberty Group Publishing, Inc., Liberty Group Arizona Holdings, Inc.,         Exhibit 10.6 included on
             Liberty Group Arkansas Holdings, Inc., Liberty Group California Holdings,           the Company's S-4.
             Inc., Liberty Group Illinois Holdings, Inc., Liberty Group Iowa Holdings,
             Inc., Liberty Group Kansas Holdings, Inc., Liberty Group Michigan Holdings,
             Inc. Liberty Group Minnesota Holdings, Inc., Liberty Group Missouri Holdings,
             Inc.,  Liberty Group New York Holdings, Inc., Liberty Group Pennsylvania
             Holdings, Inc., Liberty Group Management Services, Inc. and Citicorp USA, Inc.

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

*10.18       Liberty Group Publishing, Inc.'s Executive Benefit Plan.                            Incorporated by reference to
                                                                                                 Exhibit 10.11 included
                                                                                                 on the Company's 1998 10-K.

*10.19       Liberty Group Publishing, Inc.'s Executive Deferral Plan.                           Incorporated by reference to
                                                                                                 Exhibit 10.12 included on
                                                                                                 the Company's 1998 10-K.

*10.20       Liberty Group Publishing, Inc.'s 1999 Stock Option Plan.                            Incorporated by reference to
                                                                                                 Exhibit 10.15 included on
                                                                                                 the Company's 1999 10-K.

EXHIBIT
   NO.                                       ITEMS
-------                                      -----
  10.21      First Amendment to Credit Agreement dated as of May 10, 2001,                       Incorporated  by  reference  to
             among Liberty Group Operating, Inc.,Liberty Group Publishing, Inc.,                 Exhibit 99 included on the
             the lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                    Company's March 31, 2001 10-Q.

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

 *10.25      Amended and Restated Employment Agreement, dated as of February 11, 2003,           Incorporated by reference to
             between Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group             Exhibit 10.25 included on the
             Publishing, Green Equity Investors II, L.P. and Green Equity Investors III, L.P.    Company's Annual Report on
                                                                                                 Form 10-K for the period ended
                                                                                                 December 31, 2002.

  10.26      The Third Amendment to Credit Agreement, dated as of July 25, 2003, by and          Incorporated by reference to
             among Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the            Exhibit 10.1 included on the
             Lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                        Company's June 30, 2003 10-Q.

  10.27      Form of 11 5/8% Senior Debenture due 2009.                                          Incorporated by reference to
                                                                                                 Exhibit 10.2 included on
                                                                                                 the Company's June 30,
                                                                                                 2003 10-Q.

     12      Ratio of Earnings to Fixed Charges                                                  Included herewith.

     14      Code of Business Conduct and Ethics                                                 Included herewith.

     21      Subsidiaries of Liberty Group Publishing, Inc.                                      Incorporated by reference to
                                                                                                 Exhibit 21 included on
                                                                                                 the Company's 2001 10-K.

     31      Certifications Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002          Included herewith.

     32      Certifications Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002          Included herewith.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..................................................................................   42
Consolidated Balance Sheets as of December 31, 2002 and 2003..................................................   43
Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003....................   45
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2001, 2002 and
    2003......................................................................................................   46
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003....................   47
Notes to Consolidated Financial Statements....................................................................   48

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Liberty Group Publishing, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Liberty Group Publishing, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on July 1, 2003.

                                                            /s/ KPMG LLP

Chicago, Illinois
March 29, 2004

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    DECEMBER 31,
                                                                                              -------------------------
                                                                                                 2002           2003
                                                                                              -----------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.............................................................     $     1,696   $     2,036
   Accounts receivable, net of allowance for doubtful accounts of $1,340 and
      $1,600 at December 31, 2002 and 2003, respectively.................................          20,133        20,587
   Inventory.............................................................................           2,639         2,850
   Prepaid expenses......................................................................           1,361         1,078
   Deferred income taxes.................................................................           1,713         1,432
   Other current assets..................................................................             326           184
                                                                                              -----------   -----------
Total current assets.....................................................................          27,868        28,167
   Property, plant and equipment, net....................................................          48,654        45,771
   Goodwill..............................................................................         185,447       185,467
   Intangible assets, net................................................................         234,317       226,601
   Deferred financing costs, net.........................................................           7,848         5,877
   Deferred offering costs...............................................................           1,796            --
   Other assets..........................................................................             395           466
                                                                                              -----------   -----------
Total assets.............................................................................     $   506,325   $   492,349
                                                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of Term Loan B........................................................     $       744   $       744
   Current portion of long-term liabilities..............................................             509           407
   Accounts payable......................................................................           2,166         2,920
   Accrued expenses......................................................................          14,219        13,898
   Deferred revenue......................................................................           8,591         8,500
                                                                                              -----------   -----------
Total current liabilities................................................................          26,229        26,469

LONG-TERM LIABILITIES:
   Borrowings under revolving credit facility............................................          21,845         6,338
   Term Loan B, less current portion.....................................................          71,756        71,013
   Long-term liabilities, less current portion...........................................           1,139           865
   Senior subordinated notes.............................................................         180,000       180,000
   Senior discount debentures, redemption value $89,000..................................          88,160        89,000
   Senior debentures.....................................................................              --         4,022
   Accrued interest on senior discount debentures and senior debentures held by
      affiliates.........................................................................              --         3,547
   Deferred income taxes.................................................................          29,442        24,282
   Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock,
     $0.01 par value, 21,000,000 shares authorized, 4,144,893 shares issued and outstanding at December 31, 2003. Aggregate involuntary liquidation
     preference, $25 per share plus accrued interest.....................................              --       106,170

   Series B 10% Junior Redeemable Cumulative Preferred Stock $0.01 par value,
     250,000 shares authorized, 118,166 shares issued and outstanding at
     December 31, 2003...................................................................              --       120,135
                                                                                              -----------   -----------
Total liabilities........................................................................         418,571       631,841
MANDATORILY REDEEMABLE PREFERRED STOCK:
   Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock,
     $0.01 par value, 21,000,000 shares authorized, 3,585,978 shares
     issued and outstanding at December 31, 2002.........................................          91,853            --
   Series B 10% Junior Redeemable Cumulative Preferred Stock, $0.01 par
     value, 250,000 shares authorized, 107,053 shares issued and outstanding at
     December 31, 2002...................................................................         108,837            --
                                                                                              -----------   -----------

Total mandatorily redeemable preferred stock.............................................         200,690            --
STOCKHOLDERS' DEFICIT:
   Common stock, $0.01 par value, 2,655,000 shares authorized, 2,185,177 shares
      issued and 2,158,833 shares outstanding at December 31, 2002 and 2003..............              22            22
   Additional paid-in capital............................................................          16,444        16,444
   Notes receivable......................................................................            (970)         (953)
   Accumulated deficit...................................................................        (128,251)     (154,824)
   Treasury stock at cost, 26,344 shares at December 31, 2002 and 2003...................            (181)         (181)
                                                                                              -----------   -----------
Total stockholders' deficit..............................................................        (112,936)     (139,492)
                                                                                              -----------   -----------
Total liabilities and stockholders' deficit..............................................     $   506,325   $   492,349
                                                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT SHARE AND
                                 PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                  2001          2002         2003
                                                                              ------------- -----------  -----------
REVENUES:
   Advertising.............................................................   $    147,977  $   146,918  $   143,958
   Circulation.............................................................         33,228       33,353       32,731
   Job printing and other..................................................         13,995       12,560       12,145
                                                                              ------------  -----------  -----------
Total revenues.............................................................        195,200      192,831      188,834
OPERATING COSTS AND EXPENSES:
   Operating costs.........................................................         98,607       90,390       89,807
   Selling, general and administrative.....................................         53,764       53,201       54,018
   Depreciation and amortization...........................................         21,315       17,027       13,912
   Loss on sale of assets..................................................             --          325          104
                                                                              ------------  -----------  -----------
Income from continuing operations..........................................         21,514       31,888       30,993
Interest expense - debt....................................................         38,348       33,236       32,433
Interest expense - dividends on mandatorily redeemable
   preferred stock.........................................................             --           --       13,206
Interest expense - amortization of deferred financing costs................          2,362        2,271        1,810
Write-off of deferred financing costs......................................             --           --          161
Write-off of deferred offering costs.......................................             --           --        1,935
Impairment of other assets.................................................             --          223           --
                                                                              ------------  -----------  -----------
Loss from continuing operations before
   income taxes and cumulative effect of change
   in accounting principle.................................................        (19,196)      (3,842)     (18,552)
Income tax expense (benefit)...............................................          2,004        1,648       (4,388)
                                                                              ------------  -----------  -----------
Loss from continuing operations before
   cumulative effect of change in accounting principle.....................        (21,200)      (5,490)     (14,164)
Income from discontinued operations, net of tax............................          1,508        4,269           --
                                                                              ------------  -----------  -----------
Loss before cumulative effect of change
   in accounting principle.................................................        (19,692)      (1,221)     (14,164)
Cumulative effect of change
   in accounting principle, net of tax.....................................             --       (1,449)          --
                                                                              ------------  -----------  -----------
Net loss...................................................................        (19,692)      (2,670)     (14,164)
Dividends on preferred stock...............................................        (19,989)     (22,622)     (12,409)
                                                                              ------------  -----------  -----------
Net loss available to common stockholders..................................   $    (39,681) $   (25,292) $   (26,573)
                                                                              ============  ===========  ===========
Earnings (loss) per share:
   Basic and diluted weighted-average shares
     outstanding...........................................................      2,171,381    2,158,833    2,158,833
   Basic and diluted earnings (loss) per share:
     Loss from continuing operations before
       cumulative effect of change in accounting
       principle...........................................................   $     (18.97) $    (13.02) $    (12.31)
     Discontinued operations, net of tax...................................           0.70         1.98           --
     Cumulative effect of change in accounting
       principle, net of tax...............................................             --        (0.67)          --
                                                                              ------------  -----------  -----------
     Net loss available to common
       stockholders per share..............................................   $     (18.27) $    (11.71) $    (12.31)
                                                                              ============  ===========  ===========

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                        COMMON    COMMON   ADDITIONAL   TREASURY
                                                         STOCK     STOCK    PAID-IN      STOCK
                                                        SHARES    AMOUNT    CAPITAL     SHARES
                                                       ---------  ------  -----------   -------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at 12/31/00.............................      2,185,177  $   22  $    16,444     4,000
   Repurchase of common shares...................             --      --           --    22,344
   Dividends on senior preferred stock...........             --      --           --        --
   Dividends on junior preferred stock...........             --      --           --        --
   Net loss......................................             --      --           --        --
   Repayment of notes receivable through
      forgiveness of debt and cash received......             --      --           --        --
                                                       ---------  ------  -----------   -------
Balances at 12/31/01.............................      2,185,177      22       16,444    26,344
   Dividends on senior preferred stock...........             --      --           --        --
   Dividends on junior preferred stock...........             --      --           --        --
   Net loss......................................             --      --           --        --
   Repayment of notes receivable through
      forgiveness of debt and cash received......             --      --           --        --
                                                       ---------  ------  -----------   -------
Balances at 12/31/02.............................      2,185,177      22       16,444    26,344
                                                       ---------  ------  -----------   -------
   Dividends on senior preferred stock...........             --      --           --        --
   Dividends on junior preferred stock...........             --      --           --        --
   Net loss......................................             --      --           --        --
   Repayment of notes receivable through
      forgiveness of debt and cash received......             --      --           --        --
                                                       ---------  ------  -----------   -------
Balances at 12/31/03.............................      2,185,177  $   22  $    16,444    26,344
                                                       =========  ======  ===========   =======

                                                       TREASURY
                                                        STOCK       NOTES            ACCUMULATED
                                                        AMOUNT    RECEIVABLE           DEFICIT           TOTAL
                                                       --------   ----------        ------------     --------------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Balances at 12/31/00.............................      $    (31)  $  (1,183)        $    (63,278)    $     (48,026)
   Repurchase of common shares...................          (150)         --                   --              (150)
   Dividends on senior preferred stock...........            --          --              (10,716)          (10,716)
   Dividends on junior preferred stock...........            --          --               (9,273)           (9,273)
   Net loss......................................            --          --              (19,692)          (19,692)
   Repayment of notes receivable through
      forgiveness of debt and cash received......            --         196                   --               196
                                                       --------   ---------         ------------     -------------
Balances at 12/31/01.............................          (181)       (987)            (102,959)          (87,661)
   Dividends on senior preferred stock...........            --          --              (12,386)          (12,386)
   Dividends on junior preferred stock...........            --          --              (10,236)          (10,236)
   Net loss......................................            --          --               (2,670)           (2,670)
   Repayment of notes receivable through
      forgiveness of debt and cash received......            --          17                   --                17
                                                       --------   ---------         ------------     -------------
Balances at 12/31/02.............................          (181)       (970)            (128,251)         (112,936)
                                                       --------   ---------         ------------     -------------
   Dividends on senior preferred stock...........            --          --               (6,899)           (6,899)
   Dividends on junior preferred stock...........            --          --               (5,510)           (5,510)
   Net loss......................................            --          --              (14,164)          (14,164)
   Repayment of notes receivable through
      forgiveness of debt and cash received......            --          17                   --                 17
                                                       --------   ---------         ------------     -------------
Balances at 12/31/03.............................      $   (181)  $    (953)        $   (154,824)    $    (139,492)
                                                       ========   =========         ============     =============

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                       2001          2002           2003
                                                                                    ----------    ----------    ------------
Cash flows from operating activities:
   Net loss.....................................................................    $  (19,692)   $   (2,670)   $    (14,164)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization................................................        21,997        17,027          13,912
   Amortization of deferred financing costs.....................................         2,362         2,271           1,810
   Accretion of senior discount debentures......................................         8,413         9,420             840
   Issuance of senior debentures in lieu of paying cash interest
    on senior discount debentures held by affiliates .. ........................            --            --           4,022
   Accrued interest on senior discount debentures and senior
    debentures held by affiliates...............................................            --            --           3,547
   Non-cash compensation........................................................           109            17              17
   Deferred taxes...............................................................         1,560         1,341          (4,879)
   Write-off of deferred financing costs........................................            --            --             161
   Write-off of deferred offering costs.........................................            --            --           1,935
   Impairment of other assets...................................................            --           223              --
   Loss on sale of assets.......................................................            --           325             104
   Gain from sale of discontinued operations, net of tax........................            --        (4,269)             --
   Cumulative effect of change in accounting principle, net of tax..............            --         1,449              --
   Interest expense - dividends on mandatorily redeemable preferred stock.......            --            --          13,206
   Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net..................................................         1,354           526              91
      Inventory.................................................................           218            49              69
      Prepaid expenses and other assets...... .................................           (314)         (202)            454
      Accounts payable..........................................................          (242)         (117)            540
      Accrued expenses..........................................................        (2,932)          (84)            280
      Deferred offering costs...................................................            --          (943)         (1,153)
      Deferred revenue..........................................................            92          (139)            (91)
                                                                                    ----------    ----------    ------------
Net cash provided by operating activities.......................................        12,925        24,224          20,701
                                                                                    ----------    ----------    ------------
Cash flows from investing activities:
   Purchases of property, plant and equipment...................................        (2,715)       (2,496)         (2,249)
   Proceeds from sale of publications and other assets..........................            --        26,703             995
   Acquisitions and investments, net of cash acquired...........................          (615)         (255)         (2,481)
                                                                                    ----------    ----------    ------------
Net cash provided by (used in) investing activities.............................        (3,330)       23,954          (3,735)
                                                                                    ----------    ----------    ------------
Cash flows from financing activities:
   Repayments of Term Loan B....................................................        (1,000)      (26,000)           (743)
   Net repayments under revolving credit facility...............................        (7,065)      (21,105)        (15,507)
   Repurchase of common stock...................................................           (63)           --              --
   Payments on long-term liabilities............................................        (1,029)         (851)           (376)
                                                                                    -----------   ----------    ------------
   Net cash used in financing activities........................................        (9,157)      (47,956)        (16,626)
                                                                                    ----------    ----------    ------------
Net increase in cash and cash equivalents.......................................           438           222             340
Cash and cash equivalents, at beginning of period...............................         1,036         1,474           1,696
                                                                                    ----------    ----------    ------------
Cash and cash equivalents, at end of period.....................................    $    1,474    $    1,696    $      2,036
                                                                                    ==========    ==========    ============
Supplemental cash flow disclosure:
   Cash interest paid...........................................................    $   32,130    $   23,810    $     22,754
   Income taxes paid............................................................           505           480             408
   Repayment of notes receivable through forgiveness of debt....................           109            17              17
   Issuance of senior debentures in lieu of paying cash interest
    on senior discount debentures held by affiliates ...........................            --            --           4,022

          See accompanying notes to consolidated financial statements.

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) Description of Business

         Liberty Group Publishing, Inc. ("LGP") and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of December 31, 2003, the Company (as defined below) owns and operates 301 publications located in 17 states that reach approximately 2.37 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest and Northeast United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region.

         The Company's portfolio of publications is comprised of 65 paid daily newspapers and 127 paid non-daily newspapers. In addition, the Company publishes 109 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

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

         (D) Inventory

         Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO).

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

         (F) Goodwill and Intangible Assets

         Intangible assets consist of subscriber, advertiser and customer relationships, mastheads, and non-compete agreements with former owners of acquired newspapers. The excess of acquisition costs over the estimated fair value of net assets acquired is recorded as goodwill.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 require that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. The Company concluded that, based upon current economic conditions and its current pricing strategies, the remaining useful lives as of January 1, 2002 for advertiser and subscriber relationship intangible assets were 30 and 20 years, respectively, and the amortization periods have been adjusted accordingly. Customer relationships unrelated to newspapers are amortized over 10 years. Non-compete agreements are amortized over periods of up to 10 years depending on the specifics of the agreement.

         Prior to the adoption of SFAS No. 142, the Company amortized goodwill and mastheads over 40 years. Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill. The amortization of mastheads was also discontinued because it was determined that the useful life of the mastheads is indefinite.

         The Company assesses impairment of goodwill and mastheads by using multiples of recent and projected revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) for individual or strategic regional clusters of properties to determine the fair value of the properties and deducts the fair value of assets other than goodwill and mastheads to arrive at the fair value of goodwill and mastheads. This amount is then compared to the carrying value of goodwill and mastheads to determine if any impairment has occurred. If the fair value is less than the carrying value, then the Company will consider whether a temporary or permanent impairment has occurred based on the specific facts and circumstances associated with the individual, or strategic regional cluster of, properties. The multiples of revenue and EBITDA used to determine fair value are based on the Company's experience in acquiring and selling properties and multiples reflected in the purchase prices of recent sales transactions of newspaper properties similar to those it owns.

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

         (H) Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (I) Fair Value of Financial Instruments

         The Company has reviewed its cash equivalents, accounts receivable, accounts payable and accrued expenses and has determined that their carrying values approximate fair value due to the short maturity of these instruments. The Company's carrying values for its Term Loan B and its borrowings under the revolving credit facility approximate fair value due to the variable interest rates associated with these financial instruments. It is not practical to determine the fair value of the Notes, Senior Discount Debentures and Senior Debentures, each as defined below, as such securities are not actively traded.

         (J) Cash Equivalents

         Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

         (K) Stock-Based Employee Compensation

         At December 31, 2003, the Company has one stock-based employee compensation plan, which is more fully described in Note 17. The Company accounts for its stock options under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. Under APB 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosures of SFAS No. 123. The following table illustrates the effect on net loss available to common stockholders and loss per share if the Company had applied the fair-value-based method to all outstanding and unvested awards in each period:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------
                                                                                        2001       2002         2003
                                                                                      ---------  ---------    ---------
Net loss available to common stockholders, as reported.............................   $ (39,681) $ (25,292)   $ (26,573)
Add: Stock-based employee compensation expense included
     in reported net loss available to common stockholders..........................         --         --           --
Deduct: Stock-based employee compensation expense determined
      under fair-value-based method.................................................         (9)        (9)          (8)
                                                                                      ---------  ---------    ---------
Pro forma net loss available to common stockholders.................................  $ (39,690) $ (25,301)   $ (26,581)
                                                                                      =========  =========    =========
Loss per share:
     Basic and diluted - as reported................................................  $  (18.27) $  (11.72)   $  (12.31)
     Basic and diluted - pro forma..................................................     (18.28)    (11.72)      (12.31)

         Under the plan, the exercise price of each option equals the fair value of the Common Stock on the date of grant. For purposes of calculating compensation expense consistent with SFAS No. 123, the fair value of each grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.62%, and an expected life of 10 years. There were no stock option grants during 2001, 2002 and 2003.

         (L) Reclassifications

         Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the 2003 presentation.

(2) ACQUISITION

         During December 2003, the Company entered into an agreement with Midland Communications to acquire a printing facility. The purchase price was $2,471. The Company has accounted for the acquisition using the purchase method of accounting. Accordingly, the cost has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price allocation for the Midland Communications acquisition is as follows:

Cash                                                        $ 2,471
Legal and professional fees and other costs                     132
                                                            -------
            Total purchase price                            $ 2,603
                                                            =======

Tangible net assets acquired                                $ 1,266
Customer relationship intangible assets                       1,337
                                                            -------
            Total purchase price allocation                 $ 2,603
                                                            =======

         The customer relationship intangible assets acquired are being amortized over 10 years. The results of operations are included in the consolidated financial statements since the date of acquisition.

(3) DISCONTINUED OPERATIONS

         The Company disposed of the assets of six related publications in one transaction on January 7, 2002 for cash proceeds of $26,519, resulting in a pre-tax gain of $6,997, or a gain of $4,269, net of the tax effect of $2,728 (the "Disposition"). As a result of the sale, the disposition of the assets has been accounted for as a discontinued operation, and, accordingly, amounts in the consolidated statements of operations for all periods presented have been reclassified to reflect the disposition as a discontinued operation. Income from discontinued operations for 2001 was $1,508, representing the operating results of the publications sold. Income from discontinued operations for 2002 consisted of the gain on sale of the publications.

(4) ACCOUNTS RECEIVABLE

         Net accounts receivable consisted of the following:

                                                                               DECEMBER 31,
                                                                           ---------------------
                                                                             2002        2003
                                                                           ---------   ---------
Accounts receivable....................................................    $  21,473   $  22,187
Allowance for doubtful accounts........................................       (1,340)     (1,600)
                                                                           ---------   ---------
                                                                           $  20,133   $  20,587
                                                                           =========   =========

         Activity in the allowance for doubtful accounts is summarized as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                     2001        2002     2003
                                                                  ---------   ---------  ---------
Beginning balance.............................................    $   1,523   $   1,458  $   1,340
Balance acquired from acquisitions............................           --          --        238
Balance relieved from dispositions............................           --         (32)        --
Bad debt expense..............................................        1,249       1,119      1,295
Write-offs....................................................       (1,314)     (1,205)    (1,273)
                                                                  ---------   ---------  ---------
Ending balance................................................    $   1,458   $   1,340  $   1,600
                                                                  =========   =========  =========

(5) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                     DECEMBER 31,
                                                 --------------------
                                                   2002        2003
                                                 --------    --------
Land .........................................   $  7,864    $  7,826
Buildings and improvements ...................     26,853      26,098
Machinery and equipment ......................     29,965      32,048
Furniture and fixtures .......................      3,043       3,411
                                                 --------    --------
                                                   67,725      69,383
Less accumulated depreciation and amortization    (19,071)    (23,612)
                                                 --------    --------
                                                 $ 48,654    $ 45,771
                                                 ========    ========

(6) GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets consisted of the following:

                                                                             AS OF DECEMBER 31, 2002
                                                           -------------------------------------------------------
                                                           GROSS CARRYING         ACCUMULATED         NET CARRYING
                                                               AMOUNT             AMORTIZATION           AMOUNT
                                                           --------------         ------------        ------------
Amortized intangible assets:
   Non-compete agreements..........................          $    17,542           $  16,179           $    1,363
   Advertiser relationships........................              195,039              22,438              172,601
   Subscriber relationships........................               51,451               7,650               43,801
                                                             -----------           ---------           ----------
Total..............................................          $   264,032           $  46,267           $  217,765
                                                             ===========           =========           ==========
Non-amortized intangible assets:
   Goodwill........................................          $   185,447
   Mastheads.......................................               16,552
                                                             -----------
Total..............................................          $   201,999
                                                             ===========

                                                                           AS OF DECEMBER 31, 2003
                                                            ------------------------------------------------------
                                                            GROSS CARRYING        ACCUMULATED         NET CARRYING
                                                                AMOUNT            AMORTIZATION           AMOUNT
                                                            --------------        ------------        ------------
Amortized intangible assets:
   Non-compete agreements..........................          $    17,551           $  16,989           $      562
   Advertiser relationships........................              195,051              28,383              166,668
   Customer relationships..........................                1,337                  --                1,337
   Subscriber relationships........................               51,454               9,974               41,480
                                                             -----------           ---------           ----------
Total..............................................          $   265,393           $  55,346           $  210,047
                                                             ===========           =========           ==========
Non-amortized intangible assets:
   Goodwill........................................          $   185,467
   Mastheads.......................................               16,554
                                                             -----------
Total..............................................          $   202,021
                                                             ===========

Amortization expense for the years ended December 31, 2002 and 2003 was $11,904 and $9,079, respectively.

Estimated amortization expense:
   For the year ending December 31, 2004........................................   $    8,575
   For the year ending December 31, 2005........................................        8,534
   For the year ending December 31, 2006........................................        8,531
   For the year ending December 31, 2007........................................        8,531
   For the year ending December 31, 2008........................................        8,403
   Thereafter...................................................................      167,473

         The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Balance as of January 1, 2003...............................    $  185,447
Goodwill from acquisitions..................................            20
                                                                ----------
Balance as of December 31, 2003.............................    $  185,467
                                                                ==========

         After the Company's initial impairment test performed upon adoption of SFAS No. 142 on January 1, 2002, it was determined that the fair values of five properties were less than the net book value of the Company's goodwill and mastheads for such properties as of January 1, 2002. In the first quarter of 2002, a pre-tax goodwill and masthead impairment loss of $2,375 was recognized. The loss, which was $1,449, net of tax, was reported in the Company's consolidated earnings based on multiples of revenues and EBITDA (earnings before interest, taxes, depreciation, and amortization) reflected in the purchase prices of recent sales transactions of newspaper properties similar to those owned by the Company.

         The Company's annual impairment test conducted as of December 31, 2002 and 2003 indicated that no additional impairment would need to be recorded.

         The effect on the Company's net loss and basic and diluted net loss available to common stockholders per share as a result of the adoption of SFAS No. 142 is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              2001        2002           2003
                                                                            --------    ---------     ---------
Reported net loss available to common stockholders .....................    $(39,681)   $ (25,292)    $ (26,573)
Add back: Goodwill amortization ........................................       5,186           --            --
Add back: Masthead amortization ........................................         474           --            --
Adjust: Advertiser relationships amortization (change in useful life) ..      (1,109)          --            --
Adjust: Subscriber relationships amortization (change in useful life) ..        (797)          --            --
                                                                            --------    ---------     ---------
Adjusted net loss available to common stockholders .....................    $(35,927)   $ (25,292)    $ (26,573)
                                                                            ========    =========     =========

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                      2001             2002        2003
                                                                                  ------------      ---------    ---------
Basic and diluted net loss available to common stockholders per share:
Reported net loss available to common stockholders per share..................    $     (18.27)     $  (11.71)   $  (12.31)
Goodwill amortization.........................................................            2.39             --           --
Masthead amortization.........................................................            0.21             --           --
Advertiser relationships amortization (change in useful life).................           (0.51)            --           --
Subscriber relationships amortization (change in useful life).................           (0.37)            --           --
                                                                                  ------------      ---------    ---------
Adjusted net loss available to common stockholders per share..................    $     (16.55)     $  (11.71)   $  (12.31)
                                                                                  ============      =========    =========

(7) ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                        DECEMBER 31,
                                    --------------------
                                      2002       2003
                                    ---------  ---------
Accrued payroll.................    $   2,024  $   2,212
Accrued vacation................          592        684
Accrued bonus...................        1,692        702
Accrued interest................        7,391      8,661
Accrued other...................        2,520      1,639
                                    ---------  ---------
                                    $  14,219  $  13,898
                                    =========  =========

(8) LEASE COMMITMENTS

         The future minimum lease payments related to the Company's non-cancelable operating lease commitments as of December 31, 2003 are as follows:

2004.........................................................    $     357
2005.........................................................          289
2006.........................................................          283
2007.........................................................          118
2008.........................................................           66
                                                                 ---------
          Total minimum lease payments.......................    $   1,113
                                                                 =========

         Rental expense under operating leases was $752, $815 and $786 for the years ended December 31, 2001 and 2002 and 2003, respectively.

(9) SENIOR SUBORDINATED NOTES, SENIOR DISCOUNT DEBENTURES AND SENIOR DEBENTURES

         The Senior Subordinated Notes, Senior Discount Debentures and Senior Debentures consisted of the following:

                                                                                        DECEMBER 31,
                                                                                  ------------------------
                                                                                     2002         2003
                                                                                  -----------  -----------
Liberty Group Operating, Inc.:
    9 3/8% Senior Subordinated Notes due February 1, 2008.....................    $   180,000  $   180,000
Liberty Group Publishing, Inc.:
   11 5/8% Senior Discount Debentures, $89,000 Redemption Value
         due February 1, 2009.................................................         88,160       89,000
   11 5/8% Senior Debentures due February 1, 2009.............................             --        4,022
                                                                                  -----------  -----------
Total Senior Subordinated Notes, Senior Discount Debentures, and
   Senior Debentures..........................................................        268,160      273,022
Less current installments.....................................................             --           --
                                                                                  -----------  -----------
Total Senior Subordinated Notes, Senior Discount Debentures and
   Senior Debentures, excluding current installments..........................    $   268,160  $   273,022
                                                                                  ===========  ===========

         The acquisition of 166 newspapers from Hollinger in January 1998 was financed in part by: (i) $180,000 from the issuance and sale by the Operating Company of $180,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and (ii) $50,500 from the issuance and sale by LGP of $89,000 aggregate principal amount of 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009.

         The Notes are general unsecured obligations of the Operating Company, and are irrevocably and unconditionally jointly and severally guaranteed by each of the Operating Company's existing and future subsidiaries. As of February 1, 2003, the Notes are redeemable for cash at the option of the Operating Company at stipulated redemption amounts. In the event of a change in control (as defined in the Notes) of the Operating Company or the Company, the Company must offer to repurchase the Notes at 101% of their principal amount.

         The indenture governing the Senior Discount Debentures contains covenants that, among other things, limit the ability of LGP and its subsidiaries, including the Operating Company, to make investments or other loans or to pay dividends or make other specified restricted payments. These provisions generally prohibit, subject to certain exceptions and financial performance criteria, dividend payments, loans or advances by LGP or by the Operating Company to LGP without the consent of the holders of the Senior Discount Debentures.

         The Senior Discount Debentures issued by LGP are general unsecured obligations. The Senior Discount Debentures accreted to a full principal amount of $89,000 as of February 1, 2003. Thereafter, cash interest on the Senior Discount Debentures will accrue and be payable semi-annually on February 1 and August 1 of each year. As of February 1, 2003, the Senior Discount Debentures are redeemable for cash at the option of LGP at stipulated redemption amounts. In the event of a change in control of LGP, and subject to certain conditions, the holders of the Senior Discount Debentures have the right to require LGP to repurchase all of the Senior Discount Debentures at a price of 101% of the principal amount at maturity thereof, plus accrued and unpaid interest to the repurchase date. LGP is dependent upon the cash flows of the Operating Company to service these debt repayment requirements.

         On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility (see note 10). The amendment permits LGP to issue debt in lieu of paying cash for the interest due on the Senior Discount Debentures, and to issue debt in lieu of paying cash interest due on the additional debt that was issued in lieu of paying cash interest on the Senior Discount Debentures.

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

         On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that are owned by GEI II and GEI III. In conjunction with its election, LGP issued Senior Debentures to GEI II and III in the amount of $687,003 and $3,335,247, respectively, which will accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. On February 1, 2004, LGP again issued Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures and the Senior Debentures that are owned by GEI II and GEI III. As a result of these agreements, interest due on the Senior Discount Debentures, including the additional Senior Debentures, as of December 31, 2003 has been reflected as a long-term liability on the Company's consolidated balance sheet.

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

         The Term Loan B and the revolving credit facility bear interest at the Operating Company's option equal to the Base Rate (as defined in the Amended Credit Facility) or the adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. There is an individual margin applicable to each of the Term Loan B and the revolving credit facility. The Operating Company pays a fee on the aggregate amount of outstanding letters of credit. The Operating Company also pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the maturity date. At December 31, 2003, the Operating Company had utilized $6,338 of the revolving credit facility and $71,757 was outstanding under the Term Loan B. The Term Loan B requires annual principal payments of $744 in 2004, $26,862 in 2005, $35,321 in 2006 and $8,830 in 2007. The average interest rate on borrowings under the Amended Credit Facility for 2003 was 4.8%.

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

         As of March 31, 2003, the Company had incurred $161 in legal and bank fees associated with a proposed amendment to its Amended Credit Facility. On March 31, 2003, the Company wrote off these costs because the Company postponed amending its Amended Credit Facility.

(11) LONG-TERM LIABILITIES

         Long-term liabilities principally represent amounts due under non-interest-bearing non-compete agreements through 2010 and deferred acquisition consideration to be paid in 2004.

         The aggregate amount of payments related to long-term liabilities at December 31, 2003 are as follows:

2004.................   $   407
2005.................       282
2006.................       177
2007.................       177
2008.................       121
Thereafter...........       108
                        -------
                        $ 1,272
                        =======

(12) COMMON STOCK

         During 2001, LGP repurchased 22,344 shares of Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and $63 in cash.

         On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2,060 in legal and other professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off these costs because LGP decided to postpone its proposed initial public offering. At December 31, 2003, the Company revised its estimate of costs incurred relating to the postponed initial public offering to $1,935.

(13) MANDATORILY REDEEMABLE PREFERRED STOCK

         LGP has the authority to issue up to 23,905,000 shares of capital stock, of which 21,250,000 shares are designated as Preferred Stock, par value $0.01 per share, and 2,655,000 shares are designated as Common Stock. The acquisition of 166 newspapers from APC in January 1998, was financed in part from the proceeds of (i) $45,000 from the issuance and sale of 1,800,000 shares of Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock (the "Senior Preferred Stock"), (ii) $49,000 from the issuance and sale of 49,000 shares of Series B 10% Junior Redeemable Cumulative Preferred Stock (the "Junior Preferred Stock") and (iii) $8,000 from the issuance and sale of 1,600,000 shares of Common Stock.

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

         Except as required by law, the holders of shares of Senior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of LGP. Subject to certain conditions, the Senior Preferred Stock is exchangeable, on any dividend payment date, in whole, but not in part, at the option of LGP for 14 3/4% Senior Subordinated Debentures (the "Exchange Debentures") of LGP maturing February 1, 2010. The Exchange Debentures are redeemable prior to maturity on substantially the same terms as the Senior Preferred Stock. Since inception, LGP has elected to pay all of its Senior Preferred Stock dividends in additional shares of Senior Preferred Stock. At December 31, 2003, LGP had accumulated but undeclared dividends of $2,547 with respect to the Senior Preferred Stock.

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

         Except as required by law, the holders of shares of Junior Preferred Stock are generally not entitled or permitted to vote on any matters voted upon by the stockholders of LGP. Since inception, LGP has elected to pay all of its Junior Preferred Stock dividends in additional shares of Junior Preferred Stock. At December 31, 2003, LGP had accumulated but undeclared dividends of $1,969 with respect to the Junior Preferred Stock.

         On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. Accordingly, the Company's mandatorily redeemable preferred stock has been classified as a liability on the balance sheet as of December 31, 2003. Dividends on the Senior Preferred Stock and Junior Preferred Stock for the six months ended December 31, 2003 were $7,417 and $5,789, respectively, and have been classified as additional interest expense for the year ended December 31, 2003. In the periods prior to July 1, 2003, dividends on Senior Preferred Stock and Junior Preferred Stock were reported as an adjustment to net loss to arrive at net loss available to common stockholders.

(14) INCOME TAXES

         Income tax expense (benefit) for the periods shown below consisted of:

                                                                         CURRENT    DEFERRED       TOTAL
                                                                         -------   ----------     --------
 Year ended December 31, 2001:
   U.S. Federal.......................................................   $    --   $    1,205     $  1,205
   State and local....................................................       444          355          799
                                                                         -------   ----------     --------
                                                                         $   444   $    1,560     $  2,004
                                                                         =======   ==========     ========
Year ended December 31, 2002:
   U.S. Federal.......................................................   $    --   $    1,061     $  1,061
   State and local....................................................       275          312          587
                                                                         -------   ----------     --------
                                                                         $   275   $    1,373     $  1,648
                                                                         =======   ==========     ========
Year ended December 31, 2003:
   U.S. Federal.......................................................   $    --   $   (3,770)    $ (3,770)
   State and local....................................................       491       (1,109)        (618)
                                                                         -------   ----------     --------
                                                                         $   491   $   (4,879)    $ (4,388)
                                                                         =======   ==========     ========

         Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes and cumulative effect of change in accounting principle as a result of the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                          2001         2002          2003
                                                                        ----------   -----------   ----------
Computed "expected" tax benefit......................................   $  (6,527)   $  (1,306)    $   (6,308)
Increase (decrease)  in income taxes resulting from:
   Amortization of nondeductible goodwill............................       1,687           --             --
   State and local income taxes......................................         527          387           (407)
   Nondeductible meals and entertainment.............................          96           26             26
   Discontinued operations...........................................         513           --             --
   Cancellation of debt resulting in income for tax purposes               12,023           --             --
   Nondeductible interest............................................          --        1,057          5,801
   Nondeductible expenses............................................          87           51            234
   Nondeductible stock offering costs................................          --           --            713
   Change in Federal valuation allowance.............................      (6,402)       1,433         (4,447)
                                                                        ---------    ---------     ----------
                                                                        $   2,004    $   1,648     $   (4,388)
                                                                        =========    =========     ==========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002, and 2003 are presented below:

                                                                                         AS OF DECEMBER 31,
                                                                                     -------------------------
                                                                                       2002             2003
                                                                                     --------         --------
Deferred tax assets:
   Accounts receivable, principally due to allowance for doubtful accounts......     $    536         $    640
   Accrued expenses.............................................................        2,863            4,224
   Net operating losses.........................................................       17,966           21,545
                                                                                     --------         --------
Gross deferred tax assets.......................................................       21,365           26,409
Less: valuation allowance.......................................................       (5,482)            (250)
                                                                                     --------         --------
   Net deferred tax assets......................................................       15,883           26,159
                                                                                     --------         --------
Deferred tax liabilities:
   Long-lived and intangible assets, principally due to differences in
     depreciation and amortization..............................................       43,612           49,009
                                                                                     --------         --------
   Net deferred tax liability...................................................     $ 27,729         $ 22,850
                                                                                     ========         ========

         During 2001, an aggregate of approximately 78% of the Debentures were purchased in the open market at a discount by GEI II and GEI III. This purchase resulted in a cancellation and reissuance of indebtedness for Federal income tax purposes.

         The valuation allowance decreased by $3,735 in 2001, increased by $1,686 in 2002 and decreased by $5,232 in 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of the Company's deferred tax assets, which are principally net operating loss carry-forwards, management considers the reversal of deferred tax liabilities which are scheduled to reverse during the carry-forward period and tax planning strategies.

         At December 31, 2003, the Company has net operating loss carry-forwards for Federal and state income tax purposes of $53,723, which are available to offset future taxable income, if any. These Federal and state net operating loss carry-forwards begin to expire in 2019 and 2004, respectively.

(15) LOSS PER SHARE

         Loss per share is calculated in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed based on the weighted-average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss available to common stockholders for the years ended December 2001, 2002, and 2003, potentially dilutive securities have not been included in the shares used to compute net loss available to common stockholders per share.

         Had the Company reported net income for the years ended December 31, 2001, 2002, and 2003, the weighted-average number of shares outstanding for those periods would have potentially been diluted by 35,625, 26,275, and 25,700 stock options outstanding during the respective periods.

         A reconciliation of the amounts used in the basic and diluted earnings per share computations is as follows:

                                                          YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------------------------
                                               2001                                            2002
                            ----------------------------------------     -----------------------------------------
                                                             PER                                           PER
                              INCOME         SHARES         SHARE           INCOME          SHARES        SHARE
                            (NUMERATOR)   (DENOMINATOR)     AMOUNT       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                            -----------   -------------     ------       -----------    -------------     ------
Loss from continuing
  operations before
  cumulative effect
  of change in accounting
  principle ..............  $   (21,200)                                 $    (5,490)

Less: Preferred stock
  dividends...............  $   (19,989)                                 $   (22,622)
                            -----------                                  -----------
Basic and diluted loss
  from continuing
  operations available
  to common
  stockholders............  $   (41,189)    2,171,381     $   (18.97)    $   (28,112)     2,158,833     $  (13.02)
                            ===========    ==========     ==========     ===========      =========     =========

                                       YEAR ENDED DECEMBER 31,
                              ---------------------------------------
                                                 2003
                              ---------------------------------------
                                                                PER
                                INCOME           SHARES        SHARE
                              (NUMERATOR)    (DENOMINATOR)     AMOUNT
                              -----------    -------------     ------
Loss from continuing
  operations before
  cumulative effect
  of change in accounting
  principle ..............    $   (14,164)

Less: Preferred stock
  dividends...............    $   (12,409)
                              ------------
Basic and diluted loss
  from continuing
  operations available
  to common
  stockholders............    $   (26,573)     2,158,833      $  (12.31)
                              ===========     ==========      =========

(16) EMPLOYEE BENEFIT PLANS

         The Company maintains certain benefit plans for its employees.

         The Company maintains a defined contribution plan conforming to IRS rules for 401(k) plans, for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. The Company recorded $296, $0, and $0 in expenses related to the plan in 2001, 2002 and 2003, respectively.

         The Company maintains three non-qualified deferred compensation plans, as described below, for certain of its employees.

         The Company maintains the Liberty Group Publishing, Inc. Publishers' Deferred Compensation Plan ("Publishers Plan"), a non-qualified deferred compensation plan for the benefit of certain designated publishers of the Company's newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula which is based upon the gross operating profits of each such publisher's newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publisher's employment with the Company is terminated for "cause" as defined in the Publishers Plan. Amounts credited to a participating publisher's bookkeeping account are distributable upon termination of the publisher's employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $146, $169 and $159 of compensation expense related to the plan in 2001, 2002 and 2003, respectively.

         The Company maintains the Liberty Group Publishing, Inc. Executive Benefit Plan ("Executive Benefit Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company's sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee's employment with the Company is terminated for "cause" as defined in the Executive Benefit Plan. Amounts credited to a participating key employee's bookkeeping account are distributable upon termination of the key employee's employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $61, $61 and $77 of compensation expense related to the plan in 2001, 2002 and 2003, respectively.

         The Company maintains the Liberty Group Publishing, Inc. Executive Deferral Plan ("Executive Deferral Plan"), a non-qualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Deferral Plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the Executive Deferral Plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by the Company for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the Executive Deferral Plan are fully vested and non-forfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

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

Stock option activity for the periods indicated is as follows:

                                                                                WEIGHTED-
                                                                                AVERAGE
                                                               SHARES        EXERCISE PRICE
                                                               ------        --------------
Outstanding on December 31, 2000....................           35,625           $   6.16
Canceled............................................           (9,050)              7.52
                                                               ------
Outstanding on December 31, 2001....................           26,575               5.62
Canceled............................................             (875)              6.14
                                                               ------
Outstanding on December 31, 2002....................           25,700               5.75
Canceled............................................           (2,275)              6.26
                                                               ------
Outstanding on December 31, 2003....................           23,425               5.49
                                                               ======

         The following table summarizes information about stock options outstanding at December 31, 2003:

                                          WEIGHTED-AVERAGE
                             OPTIONS          REMAINING       WEIGHTED-AVERAGE        OPTIONS       WEIGHTED-AVERAGE
     EXERCISE PRICE        OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
------------------------   -----------   -----------------    ----------------      -----------     ----------------
$  5.00.................     21,125           5.08 Years         $    5.00            16,114            $   5.00
$ 10.00.................      2,300           6.08                   10.00             1,643               10.00
                             ------                                                   ------
                             23,425           5.18                    5.49            17,757                5.46
                             ======                                                   ======

(18) RELATED-PARTY TRANSACTIONS

         EXECUTIVE STOCK INVESTMENTS

         Upon the commencement of his employment in January 1998, LGP loaned Kenneth L. Serota $250 pursuant to an unsecured promissory note. The loan was forgiven on a pro rata daily basis from January 28, 1998 to January 28, 2001. LGP also provided Mr. Serota with three additional loans on August 11, 2000, in the principal amounts of $250, $226 and $122. The proceeds of the $250 loan were used by Mr. Serota to purchase 4,372 shares of Common Stock and 184.42 shares of Junior Preferred Stock, while the $226 and $122 loans were used by Mr. Serota to purchase an aggregate of 23,174 shares of Common Stock. Each of these loans accrues interest at a rate of 6.22% per annum until each loan matures. LGP is required to forgive the $250 loan, including all accrued interest, under certain circumstances. The $226 and $122 loans become due, including unpaid accrued interest, when Mr. Serota sells all or part of the Common Stock purchased with the proceeds of such loans in an amount proportional to the number of shares of Common Stock sold.

         In addition, certain other executives were given the opportunity to purchase Common Stock. Under the plan, each executive paid cash for 50% of their stock investment and executed a five year note for the remaining 50%. The Board of Directors approved the forgiveness of these loans including accrued interest, in three equal installments in January 1999, 2000, and 2001. The Company has the right to repurchase the Common Stock at the original cost if the executive terminates his employment or is terminated for cause.

         During 2001, the Company repurchased 22,344 shares of Common Stock from former management stockholders. The purchase price was paid through loan forgiveness and $63 in cash.

         OTHER RELATED-PARTY TRANSACTIONS

         The Company paid $1,500 in management fees in 2001, 2002 and 2003, respectively, and $375, $350, and $0 in other fees in 2001, 2002 and 2003, respectively, to Leonard Green & Partners, L.P. The Company is obligated to pay other fees to Leonard Green & Partners, L.P. of $125 at December 31, 2003, which the parties have agreed will be paid in 2004 without any penalty or interest.

(19) SUBSEQUENT EVENT

         On February 3, 2004, the Company acquired the daily newspapers in Corning, New York, and Freeport, Illinois and received cash consideration from Lee Enterprises, Inc. in exchange for the Company's daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Hailey, Idaho and Jerome, Idaho. The transaction will be accounted for using the purchase method of accounting. The purchase price will be allocated to the assets acquired and the liabilities assumed according to their fair market values at the date of acquisition. The results of operations will be included in the consolidated financial statements from the date of acquisition.

(20) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2002 and 2003. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                                                                       2002 QUARTERS ENDED
                                                                       --------------------------------------------------------
                                                                         DEC. 31      SEPT. 30       JUNE 30          MAR. 31
                                                                       ----------   -----------    -----------    -------------
REVENUES:
    Advertising....................................................    $   37,604   $    36,787    $    38,686    $      33,841
    Circulation....................................................         8,368         8,447          8,357            8,181
    Job printing and other.........................................         3,201         3,242          3,114            3,003
                                                                       ----------   -----------    -----------    -------------
Total revenues.....................................................        49,173        48,476         50,157           45,025
OPERATING COSTS AND EXPENSES:
    Operating costs................................................        23,184        22,798         22,716           21,692
    Selling, general and administrative............................        13,388        13,498         13,646           12,669
    Depreciation and amortization..................................         4,297         4,265          4,283            4,182
    Loss (gain) on sale of assets..................................            (8)          333             --               --
                                                                       ----------   -----------    -----------    -------------
Income from continuing operations..................................         8,312         7,582          9,512            6,482
Interest expense - debt............................................         8,185         8,301          8,309            8,441
Interest expense - amortization of deferred financing costs........           826           482            477              486
Impairment of other assets.........................................            --           223             --               --
                                                                       ----------   -----------    -----------    -------------
Income (loss) from continuing operations before
    income taxes and cumulative effect of change in
    accounting principle...........................................          (699)       (1,424)           726           (2,445)
Income tax expense (benefit).......................................           729           179          1,011             (271)
                                                                       ----------   -----------    -----------    -------------
Loss from continuing operations before cumulative
    effect of change in accounting principle.......................        (1,428)       (1,603)          (285)          (2,174)
Income (loss) from discontinued operations, net of tax.............           (73)           --             --            4,342
                                                                       ----------   -----------    -----------    -------------
Income (loss) before cumulative effect of change
    in accounting principle........................................        (1,501)       (1,603)          (285)           2,168
Cumulative effect of change
    in accounting principle, net of tax............................            --            --             --           (1,449)
                                                                       ----------   -----------    -----------    -------------
Net income (loss)..................................................        (1,501)       (1,603)          (285)             719
Dividends on mandatorily redeemable preferred stock................        (5,922)       (5,740)        (5,565)          (5,395)
                                                                       ----------   -----------    -----------    -------------
Net loss available to common stockholders..........................    $   (7,423)  $    (7,343)   $    (5,850)   $      (4,676)
                                                                       ==========   ===========    ===========    =============
Earnings (loss) per share:
   Basic and diluted weighted-average shares outstanding...........     2,158,833     2,158,833      2,158,833        2,158,833
   Basic and diluted earnings (loss) per common share:
      Net loss available to common stockholders per share..........    $    (3.44)  $     (3.40)   $     (2.71)   $       (2.17)
                                                                       ==========   ===========    ===========    =============

                                                                                              2003 QUARTERS ENDED
                                                                              -----------------------------------------------------
                                                                                DEC. 31        SEPT. 30      JUNE 30       MAR. 31
                                                                                -------        --------      -------       -------
REVENUES:

   Advertising.............................................................   $     37,221   $    35,996  $    38,103    $   32,638
   Circulation.............................................................          8,198         8,219        8,236         8,078
   Job printing and other..................................................          3,166         2,953        2,985         3,041
                                                                              ------------   -----------  -----------    ----------
      Total revenues.......................................................         48,585        47,168       49,324        43,757
OPERATING COSTS AND EXPENSES:
   Operating costs.........................................................         23,151        22,481       22,625        21,550
   Selling, general and administrative.....................................         14,129        13,892       13,499        12,498
   Depreciation and amortization...........................................          3,264         3,485        3,559         3,604
   Loss (gain) of sale of assets...........................................            (32)          136           --            --
                                                                              -------------  -----------  -----------    ----------
Income from operations.....................................................          8,073         7,174        9,641         6,105
Interest expense - debt....................................................          8,064         8,180        8,084         8,105
Interest expense - dividends on mandatorily redeemable preferred stock.....          6,706         6,500           --            --
Interest expense - amortization of deferred financing costs................            447           466          459           438
Write-off of deferred financing costs......................................             --            --           --           161
Write-off of deferred offering costs.......................................           (125)           --           --         2,060
                                                                              -------------  -----------  -----------    ----------
Income (loss) from operations before income taxes..........................         (7,019)       (7,972)       1,098        (4,659)
Income tax expense (benefit)...............................................         (3,383)         (228)         770        (1,547)
                                                                              -------------  -----------  -----------    -----------
Net income (loss)..........................................................         (3,636)       (7,744)         328        (3,112)
Dividends on mandatorily redeemable preferred stock........................             --            --        6,301         6,108
                                                                              ------------   -----------  -----------    ----------
Net loss available to common stockholders..................................   $     (3,636)  $    (7,744) $    (5,973)   $   (9,220)
                                                                              ============   ===========  ===========    ==========
Earnings (loss) per share:
   Basic and diluted weighted-average shares outstanding...................      2,158,833     2,158,833    2,158,833     2,158,833
   Basic and diluted earnings (loss) per common share:
      Net loss available to common stockholders per share..................   $      (1.68)  $     (3.59) $     (2.77)   $    (4.27)
                                                                              ============   ===========  ===========    ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004              LIBERTY GROUP PUBLISHING, INC. (Registrant)

                                   By /s/ KENNETH L. SEROTA
                                      ---------------------
                                   Kenneth L. Serota,
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

Dated: March 30, 2004              /s/ KENNETH L. SEROTA
                                   --------------------------------------
                                   Kenneth L. Serota,
                                   President, Chief Executive Officer and
                                   Chairman of the Board of Directors
                                   (principal executive officer)

Dated: March 30, 2004              /s/ DANIEL D. LEWIS
                                   --------------------------------------
                                   Daniel D. Lewis,
                                   Chief Financial Officer
                                   (principal financial and accounting
                                   officer)

Dated: March 30, 2004              /s/ SCOTT T. CHAMPION
                                   --------------------------------------
                                   Scott T. Champion, Director

Dated: March 30, 2004              /s/ JOE McADAMS
                                   --------------------------------------
                                   Joe McAdams, Director

Dated: March 30, 2004              /s/ PETER J. NOLAN
                                   --------------------------------------
                                   Peter J. Nolan, Director

Dated: March 30, 2004              /s/ JONATHAN A. SEIFFER
                                   --------------------------------------
                                   Jonathan A. Seiffer, Director

                             INDEX TO EXHIBITS

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

 EXHIBIT
   NO.                                  ITEMS
 -------                                -----
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

EXHIBIT
   NO.                                 ITEMS
-------                                -----
 *10.8   Management Stock Purchase Agreement, dated as of December 15, 2000,        Incorporated by reference to Exhibit 10.8
         between Liberty Group Publishing, Inc., Green Equity Investors II,         included on the Company's 2000 10-K.
         L.P., Green Equity Investors III, L.P. and Kevin O'Shea.

 *10.9   Management Stock Purchase Agreement, dated as of December 15, 2000,        Incorporated by reference to Exhibit 10.9
         between Liberty Group Publishing, Inc., Green Equity Investors II, L.P.,   included on the Company's 2000 10-K.
         Green Equity Investors III, L.P. and Scott T. Champion.

 10.10   Management Stock Purchase Agreement, dated as of December 15, 2000,        Incorporated by reference to Exhibit 10.10
         between Liberty Group Publishing, Inc., Green Equity Investors II, L.P.,   included on the Company's 2000 10-K.
         Green Equity Investors III, L.P. and Gene A. Hall.

 10.11   Non-Competition Agreement dated as of January 27, 1998 between Liberty     Incorporated by reference to Exhibit 10.3
         Group Operating, Inc. and Hollinger International, Inc.                    included on the Company's S-4.

 10.12   Stock Purchase Agreement, dated as of April 18, 2000, between Liberty      Incorporated by reference to Exhibit 10.12
         Group Publishing, Inc. and Green Equity Investors III, L.P.                included on the Company's 2000 10-K.

 10.13   Management Services Agreement, dated as of April 18, 2000, between         Incorporated by reference to Exhibit 10.13
         Liberty Group Operating, Inc. and Leonard Green & Partners, L.P.           included on the Company's 2000 10-K.

 10.14   Amended and Restated Credit Agreement dated as of April 18, 2000,          Incorporated by reference to Exhibit 10.14
         among Liberty Group Operating, Inc., Liberty Group Publishing, Inc.,       included on the Company's 2000 10-K.
         the lenders party thereto, Citicorp USA, Inc., Citibank N.A.,
         DB Banc Alex Brown LLC, Wells Fargo Bank, N.A., and Bank of America, N.A.

 10.15   Guarantor Pledge and Security Agreement dated as of January 27,            Incorporated by reference to Exhibit 10.6
         1998 among Liberty Group Publishing, Inc., Liberty Group Arizona           included on the Company's S-4.
         Holdings, Inc., Liberty Group Arkansas Holdings, Inc., Liberty Group
         California Holdings, Inc., Liberty Group Illinois Holdings, Inc.,
         Liberty Group Iowa Holdings, Inc., Liberty Group Kansas Holdings, Inc.,
         Liberty Group Michigan Holdings, Inc. Liberty Group Minnesota Holdings,
         Inc., Liberty Group Missouri Holdings, Inc., Liberty Group New York
         Holdings, Inc., Liberty Group Pennsylvania Holdings, Inc., Liberty
         Group Management Services, Inc. and Citicorp USA, Inc.

 10.16   Borrower Pledge and Security Agreement dated as of January 27, 1998        Incorporated by reference to Exhibit 10.7
         between Liberty Group Operating, Inc. and Citicorp USA, Inc.               included on the Company's S-4.

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

EXHIBIT
  NO.                                ITEMS
-------                              -----
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

*10.25   Amended and Restated Employment Agreement, dated as of February 11, 2003,          Incorporated by reference to
         between Liberty Group Operating, Inc., Kenneth L. Serota, Liberty Group            Exhibit 10.25 included on the
         Publishing, Green Equity Investors II, L.P. and Green Equity Investors III, L.P.   Company's Annual Report on
                                                                                            Form 10-K for the period ended
                                                                                            December 31, 2002.

 10.26   The Third Amendment to Credit Agreement, dated as of July 25, 2003, by and         Incorporated by reference to
         among Liberty Group Operating, Inc., Liberty Group Publishing, Inc., the           Exhibit 10.1 included on the
         Lenders party thereto, Citibank, N.A. and Citicorp USA, Inc.                       Company's June 30, 2003 10-Q.

 10.27   Form of 11 5/8% Senior Debenture due 2009.                                         Incorporated by reference to
                                                                                            Exhibit 10.2 included on
                                                                                            the Company's June 30,
                                                                                            2003 10-Q.

    12   Ratio of Earnings to Fixed Charges                                                 Included herewith.

    14   Code of Business Conduct and Ethics                                                Included herewith.

    21   Subsidiaries of Liberty Group Publishing, Inc.                                     Incorporated by reference to
                                                                                            Exhibit 21 included on the
                                                                                            Company's 2001 10-K.

    31   Certifications Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002         Included herewith.

    32   Certifications Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002         Included herewith.

---------------------
*Management Contract/Compensatory Plan or Arrangement