Form 10-Q
period 2004-03-31
LIBERTY GROUP PUBLISHING INC
filed 2004-05-17
CIK 1056464

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                        COMMISSION FILE NUMBER: 333-46957

                         LIBERTY GROUP PUBLISHING, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                   36-4197635
        (State or Other Jurisdiction of                    (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

     3000 DUNDEE ROAD, SUITE 203                                60062
         NORTHBROOK, ILLINOIS
    (Address of Principal Executive Offices)                  (Zip Code)

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

      The number of shares outstanding of the Company's common stock, par value $0.01 per share, as of May 17, 2004: 2,158,833 shares.

================================================================================

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1 Consolidated Financial Statements
        Consolidated Balance Sheets at March 31, 2004 and
          December 31, 2003 (Unaudited) ............................................................    3
        Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and
          March 31, 2003 (Unaudited) ...............................................................    4
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and
          March 31, 2003 (Unaudited) ...............................................................    5
        Notes to Unaudited Interim Consolidated Financial Statements ...............................    6
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations .......    9
        Disclosure Regarding Forward-Looking Statements ............................................   15
Item 3 Quantitative and Qualitative Disclosures About Market Risk ..................................   15
Item 4 Controls and Procedures .....................................................................   15
PART II - OTHER INFORMATION
Item 1 Legal Proceedings ...........................................................................   15
Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities ............   16
Item 3 Defaults Upon Senior Securities .............................................................   16
Item 4 Submission of Matters to a Vote of Security Holders .........................................   16
Item 5 Other Information ...........................................................................   16
Item 6 Exhibits and Reports on Form 8-K ............................................................   16
Signatures .........................................................................................   17

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                    MARCH 31,     DECEMBER 31,
                                                                                                      2004            2003
                                                                                                  ------------    ------------
                                                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...................................................................   $      5,800    $      2,036
  Accounts receivable, net of allowance for doubtful accounts of $1,513 and $1,600 at March
   31, 2004 and December 31, 2003, respectively ...............................................         20,063          20,587
  Inventory ...................................................................................          2,891           2,850
  Prepaid expenses ............................................................................          1,465           1,078
  Deferred income taxes .......................................................................          1,353           1,432
  Other current assets ........................................................................            175             184
                                                                                                  ------------    ------------
Total current assets ..........................................................................         31,747          28,167
  Property, plant and equipment, net ..........................................................         45,682          45,771
  Goodwill ....................................................................................        183,872         185,467
  Intangible assets, net ......................................................................        230,256         226,601
  Deferred financing costs, net ...............................................................          5,421           5,877
  Other assets ................................................................................            432             466
                                                                                                  ------------    ------------
Total assets ..................................................................................   $    497,410    $    492,349
                                                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Borrowings under revolving credit facility ..................................................   $      8,085    $         --
  Current portion of Term Loan B ..............................................................            744             744
  Current portion of long-term liabilities ....................................................            480             407
  Accounts payable ............................................................................          2,071           1,831
  Accrued expenses ............................................................................         11,894          14,987
  Deferred revenue ............................................................................          9,216           8,500
                                                                                                  ------------    ------------
Total current liabilities .....................................................................         32,490          26,469
LONG-TERM LIABILITIES:
  Borrowings under revolving credit facility ..................................................             --           6,338
  Term Loan B, less current portion ...........................................................         70,641          71,013
  Long-term liabilities, less current portion .................................................            809             865
  Senior subordinated notes ...................................................................        180,000         180,000
  Senior discount debentures, redemption value $89,000 ........................................         89,000          89,000
  Senior debentures ...........................................................................          8,278           4,022
  Accrued interest on senior discount debentures and senior debentures held by affiliates .....          1,497           3,547
  Deferred income taxes .......................................................................         24,871          24,282
  Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock, $0.01 par
   value, 21,000,000 shares authorized, 4,297,735 and 4,144,893 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively. Aggregate involuntary
   liquidation preference, $25 per share plus accrued interest ................................        110,085         106,170
  Series B 10% Junior Redeemable Cumulative Preferred Stock $0.01 par value, 250,000 shares authorized, 121,120 and 118,166 shares issued and outstanding at March 31, 2004 and
   December 31, 2003, respectively. Aggregate involuntary liquidation preference, $1,000 per
   share plus accrued interest ................................................................        123,138         120,135
                                                                                                  ------------    ------------
Total liabilities .............................................................................        640,809         631,841

STOCKHOLDERS' DEFICIT:
  Common stock, $0.01 par value, 2,655,000 shares authorized, 2,185,177 shares issued and
    2,158,833 shares outstanding at March 31, 2004 and December 31, 2003 ......................             22              22
  Additional paid-in capital ..................................................................         16,444          16,444
  Notes receivable ............................................................................           (953)           (953)
  Accumulated deficit .........................................................................       (158,731)       (154,824)
  Treasury stock at cost, 26,344 shares at March 31, 2004 and December 31, 2003 ...............           (181)           (181)
                                                                                                  ------------    ------------
Total stockholders' deficit ...................................................................       (143,399)       (139,492)
                                                                                                  ------------    ------------
Total liabilities and stockholders' deficit ...................................................   $    497,410    $    492,349
                                                                                                  ============    ============

See accompanying notes to unaudited interim consolidated financial statements

                 LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ------------    ------------
                                                                                   2004           2003
                                                                              ------------    ------------
                                                                                       (UNAUDITED)
REVENUES:
  Advertising .............................................................   $     33,274    $     31,610
  Circulation .............................................................          8,206           7,780
  Job printing and other ..................................................          4,231           2,905
                                                                              ------------    ------------
    Total revenues ........................................................         45,711          42,295
OPERATING COSTS AND EXPENSES:
  Operating costs .........................................................         22,995          20,740
  Selling, general and administrative .....................................         12,697          12,029
  Depreciation and amortization ...........................................          3,270           3,468
  Loss on sale of assets ..................................................             --              20
                                                                              ------------    ------------
Income from continuing operations .........................................          6,749           6,038
Interest expense - debt ...................................................          8,155           8,105
Interest expense - dividends on mandatorily redeemable preferred stock ....          6,917              --
Interest expense - amortization of deferred financing costs ...............            456             438
Write-off of deferred financing costs .....................................             --             161
Write-off of deferred offering costs ......................................             --           2,060
                                                                              ------------    ------------
Loss from continuing operations before income taxes .......................         (8,779)         (4,726)
Income tax benefit ........................................................           (279)         (1,547)
                                                                              ------------    ------------
Loss from continuing operations ...........................................         (8,500)         (3,179)
Income from discontinued operations, net of tax  ..........................          4,593              67
                                                                              ------------    ------------
Net loss ..................................................................         (3,907)         (3,112)
Dividends on mandatorily redeemable preferred stock .......................             --           6,108
                                                                              ------------    ------------
Net loss available to common stockholders .................................   $     (3,907)   $     (9,220)
                                                                              ============    ============
Earnings (loss) per share:
  Weighted-average shares outstanding-basic and diluted ...................      2,158,833       2,158,833
 Basic and diluted earnings (loss) per share:
  Loss from continuing operations .........................................          (3.94)          (4.30)
  Discontinued operations, net of tax .....................................           2.13            0.03
                                                                              ------------    ------------
  Net loss available to common stockholders ...............................   $      (1.81)   $      (4.27)
                                                                              ============    ============

See accompanying notes to unaudited interim consolidated financial statements.

                LIBERTY GROUP PUBLISHING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ----------------------------
                                                                                       (UNAUDITED)
                                                                                  2004            2003
                                                                              ------------    ------------
Cash flows from operating activities:
    Net loss ..............................................................   $     (3,907)   $     (3,112)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization .........................................          3,270           3,468
    Amortization of deferred financing costs ..............................            456             438
    Accretion of senior discount debentures ...............................             --             840
    Interest expense on senior discount debentures and senior debentures
     held by affiliates....................................................          2,206              --
    Non-cash compensation .................................................             --               4
    Deferred taxes ........................................................           (392)         (1,653)
    Loss on sale of assets ................................................             --              20
    Write-off of deferred financing costs .................................             --             161
    Write-off of deferred offering costs ..................................             --           2,060
    Income from discontinued operations, net of tax .......................         (4,593)            (67)
    Dividends on mandatorily redeemable preferred stock ...................          6,917              --
    Changes in assets and liabilities, net of acquisitions and dispositions:
      Accounts receivable, net ............................................            401           1,091
      Inventory ...........................................................            (11)           (172)
      Prepaid expenses and other assets ...................................           (351)           (133)
      Deferred offering costs .............................................             --            (264)
      Accounts payable ....................................................            240              45
      Accrued expenses ....................................................         (3,658)         (2,784)
      Deferred revenue ....................................................            263             217
                                                                              ------------    ------------
Net cash provided by operating activities .................................            841             159
                                                                              ------------    ------------
Cash flow from investing activities:
    Purchases of property, plant and equipment ............................           (548)           (467)
    Payments for acquisitions .............................................            (32)             --
    Proceeds from exchange of publications and sales of other assets ......          2,184             256
                                                                              ------------    ------------
 Net cash provided by (used in) investing activities ......................          1,604            (211)
                                                                              ------------    ------------
 Cash flows from financing activities:
    Repayments of Term Loan B .............................................           (372)           (372)
    Net borrowings under revolving credit facility ........................          1,747           1,695
    Net payments on long-term liabilities .................................            (56)            (60)
                                                                              ------------    ------------
 Net cash provided by financing activities ................................          1,319           1,263
                                                                              ------------    ------------
 Net increase in cash and cash equivalents ................................          3,764           1,211
 Cash and cash equivalents, at beginning of period ........................          2,036           1,696
                                                                              ------------    ------------
 Cash and cash equivalents, at end of period ..............................   $      5,800    $      2,907
                                                                              ============    ============

See accompanying notes to unaudited interim consolidated financial statements.

                         LIBERTY GROUP PUBLISHING, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

      The Company is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of March 31, 2004, the Company owns and operates 294 publications located in 15 states that reach approximately 2.3 million people on a weekly basis. The majority of the Company's paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective non-metropolitan markets. The Company's newspapers generally face limited competition as a result of operating in markets that are distantly located from large metropolitan areas and that can typically support only one primary newspaper, with the exception of the Company's publications in the Chicago suburban market. The Company has strategically clustered its publications in geographically diverse, non-metropolitan markets in the Midwest and Northeast United States and in the Chicago suburban market, which limits its exposure to economic conditions in any single market or region.

      The Company's portfolio of publications is comprised of 65 paid daily newspapers and 121 paid non-daily newspapers. In addition, the Company publishes 108 free circulation and "total market coverage," or TMC, publications with limited or no news or editorial content that it distributes free of charge and that generally provide 100% penetration in their areas of distribution. The Company believes that its publications are generally the most cost-effective method for its advertisers to reach substantially all of the households in their markets. Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local display advertising rather than classified and national advertising, which are generally more sensitive to economic conditions.

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods presented. The accompanying unaudited interim consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 should be read in conjunction with the audited consolidated financial statements of the Company included in LGP's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The Company's results for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)   STOCK-BASED EMPLOYEE COMPENSATION

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these unaudited interim consolidated financial statements.

      At March 31, 2004, LGP had one stock-based employee compensation plan, which is more fully described in Note 17 of LGP's Form 10-K for the year ended December 31, 2003. LGP accounts for its stock options under the provisions of SFAS No. 123. SFAS No. 123 permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 also allows entities to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB No. 25, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. LGP has elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS No. 123. The following table illustrates the effect on net loss available to common stockholders and loss per share if LGP had applied the fair-value-based method to all outstanding and unvested awards in each period:

                                                                                                             THREE MONTHS
                                                                                                            ENDED MARCH 31,
                                                                                                          2004          2003
                                                                                                       ----------    ----------
Net loss available to common stockholders, as reported .............................................   $   (3,907)   $   (9,220)
Add: Stock-based employee compensation expense included in reported net loss available to common
  stockholders .....................................................................................           --            --
Deduct: Stock-based employee compensation expense determined under fair-value-based method .........           (2)           (2)
                                                                                                       ----------    ----------
Pro forma net loss available to common stockholders ................................................   $   (3,909)   $   (9,222)
                                                                                                       ==========    ==========
Loss per share:
  Basic and diluted - as reported ..................................................................   $    (1.81)   $    (4.27)
  Basic and diluted - pro forma ....................................................................        (1.81)        (4.27)

      Under the plan, the exercise price of each option equals the fair value of LGP's common stock, par value $0.01 per share (the "Common Stock"), on the date of grant. There were no stock option grants during the three months ended March 31, 2004 and 2003.

(3)   RECLASSIFICATIONS

      Certain amounts in the prior year's unaudited interim consolidated financial statements have been reclassified to conform to the 2004 presentation.

(4)   LEE EXCHANGE

      On February 3, 2004, the Company acquired the daily newspapers in Corning, New York and Freeport, Illinois from Lee Enterprises, Inc. in exchange for the Company's daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Haily, Idaho and Jerome, Idaho (the "Lee Exchange"). In conjunction with the Lee Exchange, the Company received cash proceeds of $2,184. The Company used an independent third-party valuation firm to determine the fair value of the newspaper businesses acquired in the Lee Exchange, which collectively resulted in a pre-tax gain of $7,661, or a gain of $4,591, net of the tax effect of $3,070. The Company has accounted for the acquired newspaper businesses using the purchase accounting method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The independent third-party valuation firm determined the fair values and estimated remaining useful lives for the advertiser and customer relationships and masthead intangible assets. Advertiser and customer relationships are being amortized over remaining useful lives of 30 and 20 years, respectively. Mastheads have not been amortized because their useful life was determined to be indefinite.

      The operating results of the acquired newspaper businesses from the Lee Exchange have been included in the unaudited interim consolidated financial statements since the exchange date. The operating results of the newspaper businesses disposed of in the Lee Exchange have been accounted for as a discontinued operation and, accordingly, such amounts have been reclassified to reflect the disposition as a discontinued operation for all periods presented. Income from discontinued operations for the three months ended March 31, 2004 includes operating income of $2 and a gain on the exchange of $4,591, net of tax.

      A computation of the gain on the exchange is as follow:

Fair value of newspaper businesses acquired.....  $ 24,579
Cash consideration received from Lee............     2,184
                                                  --------
                                                    26,763

Net book value of newspaper businesses disposed.   (18,364)
Other liabilities...............................      (270)
Legal and professional fees.....................      (468)
                                                  --------
Gain on exchange before taxes...................     7,661
Income tax expense..............................     3,070
                                                  --------
         Gain on exchange, net of tax...........  $  4,591
                                                  ========

      The purchase price allocation for the newspaper businesses acquired is as follows:

Fair value of newspaper businesses acquired...  $ 24,579
                                                ========

Current assets................................  $    869
Property, plant, and equipment................     3,300
Advertiser customer relationships.............     7,947
Subscriber customer relationships.............     2,588
Mastheads.....................................     3,004
Current liabilities...........................      (920)
                                                --------
         Remainder (goodwill).................  $  7,791
                                                ========

(5)   LOSS PER SHARE

      Loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is computed based on the weighted-average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because LGP reported a net loss available to common stockholders for the three months ended March 31, 2004 and 2003, potentially dilutive securities have not been included in the shares used to compute net loss available to common stockholders per share.

      Had LGP reported net income for the three months ended March 31, 2004, the weighted-average number of shares outstanding for that period would have potentially been diluted by 23,425 stock options outstanding, and had LGP reported net income for the three months ended March 31, 2003, the weighted-average number of shares outstanding for that period would have potentially been diluted by 25,700 stock options outstanding.

      A reconciliation of the amounts used in the basic and diluted loss per share computations is as follows (in thousands, except share and per share data):

                                                      THREE MONTHS ENDED MARCH 31 ,
                               --------------------------------------------------------------------------
                                                2004                                 2003
                               ----------------------------------   -------------------------------------
                                                             PER                                   PER
                                  LOSS         SHARES       SHARE      LOSS         SHARES        SHARE
                               (NUMERATOR)  (DENOMINATOR)  AMOUNT   (NUMERATOR)  (DENOMINATOR)   AMOUNT
                               -----------  -------------  ------   -----------  -------------  ---------
Loss from continuing
 operations..................  $  (8,500)                            $ (3,179)
Less: mandatorily redeemable
 preferred stock dividends...         --                             $ (6,108)
Basic and diluted loss from
 continuing operations
 available to common
 stockholders................  $  (8,500)     2,158,833    $(3.94)   $ (9,287)     2,158,833    $  (4.30)
                               =========      =========    ======    ========      =========    ========

(6)   WRITE-OFF OF DEFERRED OFFERING AND FINANCING COSTS

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

(7)   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

      On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. Accordingly, the Company's mandatorily redeemable preferred stock has been classified as a liability on the balance sheet as of March 31, 2004 and December 31, 2003. Dividends on the mandatorily redeemable preferred stock for the three months ended March 31, 2004 have been included in operations as additional interest expense. Dividends on mandatorily redeemable preferred stock for the three months ended March 31, 2003 were reported as an adjustment to net loss to arrive at net loss available to common stockholders.

(8)   SENIOR DEBENTURES TO AFFILIATES

      On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash for the interest due on the 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009, and to issue debt in lieu of paying cash interest due on any additional debt to be issued in lieu of paying cash interest on the Senior Discount Debentures.

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

      On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that are owned by GEI II and GEI III. In conjunction with its election, LGP issued Senior Debentures to GEI II and III in the amount of $687 and $3,335, respectively, which will accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. On February 1, 2004, LGP again issued Senior Debentures to GEI II and GEI III in the amount of $727 and $3,529, respectively, in lieu of paying cash interest on the Senior Discount Debentures and the Senior Debentures that are owned by GEI II and GEI III. As a result of these agreements, interest due to GEI II and GEI III on the Senior Discount Debentures and the additional Senior Debentures, as of March 31, 2004 has been reflected as a long-term liability on the Company's consolidated balance sheet.

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

      The Company's long-term strategy is pursued with a portfolio of properties that serve its customers in print and online. As of March 31, 2004, properties outside the metropolitan areas, also referred to as the community markets, represented 87% of the Company's 294 publications, while the group of publications in the western suburbs of Chicago, also referred to as the Chicago suburban market, accounted for 13% of its publications.

      On February 3, 2004, the Company acquired daily newspapers in Corning, New York and Freeport, Illinois (and received cash consideration) from Lee Enterprises, Inc. in exchange for daily newspapers in Elko, Nevada and Burley, Idaho and weekly newspapers in Hailey, Idaho and Jerome, Idaho (the "Lee Exchange"). In conjunction with the exchange, the Company received cash proceeds of $2.2 million. The Company used an independent third-party valuation firm to determine the fair value of the newspaper businesses acquired in the Lee Exchange, which collectively resulted in a pre-tax gain of $7.7 million, or a gain of $4.6 million, net of the tax effect of $3.1 million. The operating results of the acquired newspaper businesses from the Lee Exchange have been included in the unaudited interim consolidated financial statements since the exchange date. The operating results of the newspaper businesses disposed of in the Lee Exchange have been accounted for as a discontinued operation and, accordingly, such amounts have been reclassified to reflect the disposition as a discontinued operation for all periods presented. See Note 4 to the unaudited interim consolidated financial statements included herein.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain revenue and expense items (expressed as a percentage of total revenues):

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                            2004                 2003
                                                           -----                -----
REVENUES:
  Advertising ........................................      72.8%                74.7%
  Circulation ........................................      18.0                 18.4
  Job printing and other .............................       9.2                  6.9
                                                           -----                -----
Total revenues .......................................     100.0                100.0
OPERATING COSTS AND EXPENSES:
  Operating costs ....................................      50.2                 49.0
  Selling, general and administrative ................      27.8                 28.4
  Depreciation and amortization ......................       7.2                  8.2
  Loss on sale of assets .............................        --                  0.1
                                                           -----                -----
Income from continuing operations ....................      14.8                 14.3
Interest expense - debt ..............................      17.9                 19.2
Interest expense - dividends on mandatorily redeemable
  preferred stock ....................................      15.1                   --
Interest expense - amortization of deferred financing
  costs ..............................................       1.0                  1.0
Write-off of deferred financing costs ................        --                  0.4
Write-off of deferred offering costs .................        --                  4.9
                                                           -----                -----
Loss from continuing operations before income taxes ..     (19.2)               (11.2)
Income tax benefit ...................................      (0.6)                (3.7)
                                                           -----                -----
Loss from continuing operations ......................     (18.6)                (7.5)
Income from discontinued operations, net of tax ......      10.1                  0.1
                                                           -----                -----
Net loss .............................................      (8.5)%               (7.4)%
                                                           =====                =====

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      Total Revenues. Total revenues for the quarter ended March 31, 2004 increased by $3.4 million, or 8.1%, to $45.7 million from $42.3 million for the quarter ended March 31, 2003. The increase in total revenues was comprised of a $1.7 million or 5.3% increase in advertising revenues, a $0.4 million or 5.5% increase in circulation revenue, and a $1.3 million or 45.6% increase in job printing and other revenue. The increase in advertising revenues was primarily due to higher local display advertising in the Company's community and Chicago suburban markets of $0.6 million and $0.3 million, respectively, higher preprint advertising of $0.2 million, the revenues from the newspaper businesses acquired in the Lee Exchange of $0.9 million, partially offset by a decrease in non-newspaper revenues of $0.3 million. The increase in circulation revenue was primarily due to the Lee Exchange of $0.5 million, partially offset by lower circulation revenues in the Company's community markets of $0.1 million. The increase in job printing and other revenue was primarily due to an increase in commercial printing in the Chicago suburban market due to the acquisition of a print facility in December 2003.

      Operating Costs. Operating costs for the quarter ended March 31, 2004 increased by $2.3 million, or 10.9%, to $23.0 million from $20.7 million for the quarter ended March 31, 2003. The increase in operating costs was primarily due to operating costs from the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003 of $1.9 million and higher newsprint costs of $0.2 million.

      Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended March 31, 2004 increased by $0.7 million, or 5.6%, to $12.7 million from $12.0 million for the quarter ended March 31, 2003. The increase in selling, general and administrative expenses was due primarily to selling, general and administrative costs from the newspaper businesses acquired in the Lee Exchange and the print facility acquired in December 2003 of $0.4 million and higher performance-based incentive compensation of $0.2 million.

      Depreciation and Amortization. Depreciation and amortization expense for the quarter ended March 31, 2004 decreased by $0.2 million to $3.3 million from $3.5 million for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, the Company recorded $2.1 million in amortization of intangible assets, compared with $2.4 million for the quarter ended March 31, 2003. The decrease in amortization is primarily due to a decrease in non-compete intangible amortization of $0.3 million resulting from certain non-compete assets that are now fully amortized.

 EBITDA. The Company recorded a net loss of $3.9 million for the quarter ended March 31, 2004, compared to a net loss of $3.1 million for the quarter ended March 31, 2003. EBITDA (which is defined as earnings before interest, taxes, depreciation and amortization) for the quarter ended March 31, 2004 increased by $10.2 million, or 136.8%, to $17.7 million from $7.5 million for the quarter ended March 31, 2003. The increase was primarily due to higher revenues of $3.4 million and lower depreciation and amortization expense of $0.2 million, partially offset by higher operating costs of $2.3 million and higher selling, general and administrative costs of $0.7 million. The quarter ended March 31, 2004 also included a gain of $7.7 million, before taxes, from the exchange of publications in the Lee Exchange. The quarter ended March 31, 2003 included write offs of deferred offering costs and deferred financing costs of $2.0 million and $0.2 million, respectively. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. EBITDA is presented because the Company believes it is an indicative measure of the Company's operating performance and its ability to meet its debt service requirements and is used by investors and analysts to evaluate companies in its industry as a supplement to GAAP measures.

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

      The Company believes that net loss is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA. The following table reconciles net loss to EBITDA for the three ended March 31, 2004 and 2003:

                                              THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                                   2004              2003
                                                ----------        ----------
                                                      (in thousands)
Net loss.............................           $   (3,907)       $   (3,112)
   Depreciation and amortization(1)..                3,320             3,604
   Interest expense..................               15,529             8,543
   Income tax expense (benefit)(2)...                2,791            (1,547)
                                                ----------        ----------
EBITDA...............................           $   17,733        $    7,488
                                                ==========        ==========

-----------------

(1) Depreciation and amortization expense for the three months ended March 31, 2004 and 2003 includes $50 and $136, respectively, related to the newspaper businesses disposed of as part of the Lee Exchange.

(2) Income tax expense for the three months ended March 31, 2004 consists of $3,070 of income tax expense related to the gain recorded on the Lee Exchange and a $279 income tax benefit related to the loss from continuing operations. Income tax benefit for the three months ended March 31, 2003 is attributable solely to the loss from continuing operations.

      Interest Expense. Interest expense for the quarter ended March 31, 2004 increased by $7.0 million to $15.5 million from $8.5 million for the quarter ended March 31, 2003. The increase in interest expense was due primarily to the classification of $6.9 million of dividends on mandatorily redeemable preferred stock as additional interest expense during the quarter ended March 31, 2004 in accordance with SFAS No. 150.

      Write-off of Deferred Financing Costs. As of March 31, 2003, the Company incurred $0.2 million in legal and bank fees associated with a proposed amendment to its Amended Credit Facility (as defined below). On March 31, 2003, the Company wrote off these costs because the Company postponed amending its Amended Credit Facility.

      Write-off of Deferred Offering Costs. On June 3, 2002, LGP filed a registration statement with the Securities and Exchange Commission on Form S-2 with respect to an initial public offering of Common Stock. As of March 31, 2003, LGP had incurred $2.1 million in legal and other professional fees associated with its proposed initial public offering that had been capitalized as deferred offering costs. On March 31, 2003, LGP wrote off theses costs because LGP decided to postpone its proposed initial public offering.

      Income Tax Benefit. Income tax benefit for the quarter ended March 31, 2004 was $0.3 million compared to an income tax benefit of $1.5 million for the quarter ended March 31, 2003. The decrease of $1.3 million for the quarter ended March 31, 2004 was primarily due to a decrease in deferred federal income tax benefit recognized by the Company for the quarter ended March 31, 2004.

      Income from Discontinued Operations. Income from discontinued operations was $4.6 million for the quarter ended March 31,2004 compared to $0.1 million for the quarter ended March 31, 2003. The Lee Exchange on February 3, 2004 resulted in a pre-tax gain of $7.7 million and an after-tax gain of $4.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary cash requirements are for working capital, borrowing obligations and capital expenditures. The Company has no material commitments for capital expenditures. The Company will continue to pursue its strategy of opportunistically acquiring community newspapers in contiguous markets and new markets. The Company's principal sources of funds have historically been, and will be, cash provided by operating activities and borrowings under its revolving credit facility.

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

      Management believes that the Company has adequate capital resources and liquidity to meet its working capital needs, borrowing obligations, all required capital expenditures and pursue its business strategy for at least the next 12 months. With the revolving credit facility maturing in March 2005, the Company is currently considering various opportunities to refinance or extend the revolving credit facility, to amend the Amended Credit Facility or to enter into a new credit facility.

      Cash flows from operating activities. Net cash provided by operating activities for the three months ended March 31, 2004 was $0.8 million compared with net cash provided by operating activities of $0.2 million for the three months ended March 31, 2003. The increase is primarily due to an increase in income from continuing operations before depreciation and amortization of $0.5 million.

      Cash flows from investing activities. Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2004 compared to net cash used in investing activities of $0.2 million for the three months ended March 31, 2003. The increase of $1.8 million in cash flows was primarily due to an increase of $1.9 million in cash proceeds from the exchange of publications and sales of other assets. The $2.2 million of cash flow for the three months ended March 31, 2004 is the proceeds from the exchange of newspaper businesses with Lee Enterprises, Inc. The Company's capital expenditures consisted of the purchase of machinery, equipment, furniture and fixtures relating to its publishing operations and amounted to 1.1% of revenues.

      Cash flows from financing activities. Net cash provided by financing activities was $1.3 million for each of the three month periods ended March 31, 2004 and March 31, 2003. The Company's financing activities for the three months ended March 31, 2004 reflects increased borrowings under LGO's Amended and Restated Credit Agreement, dated as of April 18, 2000, as further amended, with a syndicate of financial institutions led by Citibank, N.A, with Citicorp USA, Inc. as administrative agent (the "Amended Credit Facility"). The Company is subject to certain covenants that limit its ability to pay cash dividends and make other restricted payments and does not expect to pay cash dividends in the foreseeable future.

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

      The Term Loan B and the revolving credit facility bear interest, at LGO's option, equal to the Alternate Base Rate for an ABR loan (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate for a eurodollar loan (as defined in the Amended Credit Facility) plus an applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or eurodollar loan; and (2) the ratio of (a) indebtedness of LGO and its subsidiaries that requires interest to be paid in cash to (b) pro forma EBITDA for the 12-month period then ended. The weighted average interest rate for the Amended Credit Facility for the three months ended March 31, 2004 was 4.7%. LGO also pays an annual fee equal to the applicable eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, LGO pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until the March 2005 maturity date. As of March 31, 2004, the Term Loan B requires principal payments of $0.4 million in 2004, $26.9 million in 2005, $35.3 million in 2006 and $8.8 million in 2007. The Amended Credit Facility contains financial covenants that require LGO and LGP to satisfy specified quarterly financial tests, including a maximum senior leverage ratio, a minimum cash interest coverage ratio and a maximum leverage ratio. The Amended Credit Facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions.

      The Company is highly leveraged and has indebtedness that is substantial in relation to its stockholders' deficit, tangible equity and cash flow. Interest expense for the three months ended March 31, 2004 was $15.5 million including non-cash interest of $2.2 million with respect to the Senior Discount Debentures and Senior Debentures (each defined below) held by affiliates, amortization of deferred financing costs of $0.5 million and dividends on mandatorily redeemable preferred stock of $6.9 million. The degree to which the Company is leveraged could have important consequences, including the following:
(1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on Operating Company's $180.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes (the "Notes") due February 1, 2008 and interest on other indebtedness, thereby reducing the funds available to the Company for other purposes; (2) indebtedness under the Amended Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (3) the Company is more leveraged than certain competitors in its industry, which might place the Company at a competitive disadvantage; (4) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or other adverse events in its business; and (5) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired.

      As of March 31, 2004, approximately $79.5 million was outstanding under the Amended Credit Facility (without giving effect to $1.5 million of outstanding letters of credit as of such date), the aggregate principal amount of the Notes outstanding was $180.0 million, the aggregate principal amount of the Senior Discount Debentures due February 1, 2009 (the "Senior Discount Debentures") was $89.0 million and the aggregate principal amount of the Senior Debentures was $8.3 million.

      On July 25, 2003, the Operating Company and LGP entered into an amendment to the Amended Credit Facility. The amendment permits LGP to issue debt in lieu of paying cash for the interest due on the 11 5/8% Senior Discount Debentures (the "Senior Discount Debentures") due February 1, 2009, and to issue debt in lieu of paying cash interest due on any additional debt to be issued in lieu of paying cash interest on the Senior Discount Debentures.

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

      On August 1, 2003, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III. In conjunction with its election, LGP issued Senior Debentures to GEI II and III in the amount of $0.7 million and $3.3 million, respectively, which will accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. On February 1, 2004, LGP again issued Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III, this time in the amount of $0.7 million and $3.5 million, respectively. As a result of these agreements, interest due to GEI II and GEI III on the Senior Discount Debentures and Senior Debentures as of March 31, 2004 has been reflected as a long-term liability on the Company's consolidated balance sheet.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table reflects a summary of the Company's contractual obligations as of March 31, 2004 (in thousands):

                                                  TOTAL      2004      2005      2006      2007      2008    THEREAFTER
                                                 --------  --------  --------  --------  --------  --------  ----------
Long-term debt (principal only):
   9 3/8% senior subordinated notes ...........  $180,000  $     --  $     --  $     --  $     --  $180,000  $       --
   11 5/8% senior discount debentures .........    89,000        --        --        --        --        --      89,000
   11 5/8% senior debentures ..................     8,278        --        --        --        --        --       8,278
   Term Loan B ................................    71,385       372    26,862    35,321     8,830        --          --
   Revolving credit facility ..................     8,085        --     8,085        --        --        --          --
Operating leases:
   Real estate lease payments .................     1,415       357       435       427       123        71           2
Other contractual obligations:
   Senior preferred stock (excludes future
    dividends) ................................   110,085        --        --        --        --        --     110,085
   Junior preferred stock (excludes future
    dividends) ................................   123,138        --        --        --        --        --     123,138
   Non-compete payments .......................     1,091       226       282       177       177       121         108
   Finder fee payments ........................       125       125        --        --        --        --          --
   Accrued interest on senior discount
    debentures and senior debentures held by
    affiliates ................................     1,497        --        --        --        --        --       1,497
   Other ......................................        73        73        --        --        --        --          --
                                                 --------  --------  --------  --------  --------  --------  ----------
                                                 $594,172  $  1,153  $ 35,664  $ 35,925  $  9,130  $180,192  $  332,108
                                                 ========  ========  ========  ========  ========  ========  ==========

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

RELATED PARTY TRANSACTIONS

      The Company paid $370,000 in management fees for each of the quarters ended March 31, 2004 and 2003 to Leonard Green & Partners, L.P. The Company was obligated to pay other fees to Leonard Green & Partners, L.P. of $125,000 at March 31, 2004.

      On February 1, 2004, LGP elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III, affiliates of Leonard Green & Partners, L.P. In conjunction with its election, LGP issued Senior Debentures to GEI II and GEI III in the amount of $726,940 and $3,529,006, respectively, which will each accrue interest at an annual rate of 11 5/8% and become payable on February 1, 2009. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "intends," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that the Company's future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. Such factors include, among others: (1) the Company's dependence on local economies and vulnerability to general economic conditions; (2) the Company's substantial indebtedness; (3) the Company's holding company structure;
(4) the Company's ability to implement its acquisition strategy, (5) the Company's competitive business environment, which may reduce demand for advertising and (6) the Company's ability to attract and retain key employees. See "Risk Factors" beginning on page 20 of our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of the above factors and other factors. For purposes of this Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The Company is not obligated and has no intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Operating Company has a $135.0 million revolving credit facility and a separate Term Loan B that mature in March 2005 and 2007, respectively. Borrowings under the revolving credit facility and the Term Loan B bear interest at an annual rate, at Operating Company's option, equal to the Alternate Base Rate (as defined in the Amended Credit Facility) or the Adjusted LIBO Rate (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. As a result, Operating Company's interest expense will be affected by changes in the Alternate Base Rate or in the Adjusted LIBO Rate. At March 31, 2004, Operating Company had borrowings outstanding of $8.1 million under the revolving credit facility (without giving effect to $1.5 million of outstanding letters of credit as of such date) and $71.4 million under the Term Loan B. The weighted average interest rate for the Amended Credit Facility for the three months ended March 31, 2004 was 4.7%. A hypothetical 100 basis point change in interest rates would impact quarterly interest expense by approximately $0.2 million based on the balance outstanding at March 31, 2004. For additional information regarding the Company's Amended Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

      Newsprint is a commodity subject to supply and demand market conditions. See Item 1 "Business-Newsprint" in the LGP's Form 10-K for the year ended December 31, 2003 for further discussion.

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

      As of March 31, 2004, the end of the quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      LGP is subject to certain covenants that limit its ability to pay dividends and make other restricted payments. LGP has never paid a cash dividend and does not expect to pay cash dividends in the foreseeable future. See Part 1,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:

      31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
      2002

      32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002

      (b) Reports on Form 8-K:

      The Company furnished a Current Report on Form 8-K, dated January 20, 2004, under Items 5 and 7 in reference to a press release, dated January 16, 2004, announcing that the Company had entered into a definitive agreement with Lee Enterprises, Incorporated to exchange daily newspapers and other publications.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2004                      LIBERTY GROUP PUBLISHING, INC.

                                         /s/ KENNETH L. SEROTA
                                         ---------------------------------------
                                         Kenneth L. Serota
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors
                                         (principal executive officer)

                                         /s/ DANIEL D. LEWIS
                                         ---------------------------------------
                                         Daniel D. Lewis
                                         Chief Financial Officer
                                         (principal financial and accounting
                                         officer)